Form 10-Q
period 2025-09-30
Twenty One Capital, Inc.
filed 2025-12-19
CIK 2070457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Twenty One Capital, Inc.
(Exact Name of Registrant as Specified in its Charter)

Texas	001-42997	36-2506682
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 552-9859

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	XXI	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 17, 2025, 346,548,153 shares of Class A common stock, par value $0.01 per share and 304,842,759 shares of Class B common stock, were issued and outstanding.

Explanatory Note

On December 8, 2025, Twenty One Assets LLC (“Twenty One Assets”) completed its business combination pursuant to the date of the original business combination agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated as of July 26, 2025, the “Business Combination Agreement”), by and among Cantor Equity Partners, Inc., a Cayman Islands exempted company (“CEP”), Twenty One Capital, Inc., a Texas corporation (the “Company” or “Pubco”), Twenty One Merger Sub D, a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“CEP Merger Sub”), Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One Assets”), Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) and, solely for certain limited purposes and Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”).

The business combination was accounted for as a reverse recapitalization under Accounting Standards Codification (“ASC”) 805-40. As part of the transaction, both CEP Merger Sub and CEP Merger Sub C, a Delaware corporation and an indirect subsidiary of CEP (“Company Merger Sub”) became wholly owned subsidiaries of the newly formed parent company, Twenty One Capital Inc.

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) is filed by Twenty One Capital Inc. under its current name and CIK, but includes the financial statements as of, and for the three months ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Twenty One Assets, LLC (the predecessor) and the financial statements as of, and for the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Twenty One Capital Inc. (the successor).

Forward-Looking Statements

This Quarterly Report contains statements that may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding CEP, Pubco, Twenty One Assets and their respective management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Current Report may include, for example, statements about :

●	financial results or strategies regarding Pubco,
●	Twenty One Assets and the Business Combination and statements regarding the anticipated benefits of the Business Combination,
●	the assets held by Pubco,
●	the price and volatility of Bitcoin,
●	Bitcoin’s growing prominence as a digital asset and as the foundation of a new financial system,
●	Pubco’s listing on any securities exchange,
●	the macro and political conditions surrounding Bitcoin,
●	the planned business strategy including Pubco’s ability to develop a corporate architecture capable of supporting financial products built with and on Bitcoin and future innovations that will replace legacy financial tools with Bitcoin-aligned alternatives,
●	Pubco’s ability to grow its Bitcoin per share, and Bitcoin return rate,
●	Pubco’s ability to build Bitcoin financial services and build on top of Bitcoin with high-margin, high-growth cash flow opportunities,
●	Pubco’s ability to give its shareholders Bitcoin exposure to participate in Bitcoin in the capital markets plans and use of proceeds as well as any potential future capital raises,
●	objectives of management for future operations of Pubco,
●	the upside potential and opportunity for investors,
●	Pubco’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends, and
●	future financial condition and performance and expected financial impacts of the Business Combination.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties, including those described in the section entitled “Risk Factors” in the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in the Registration Statement on Form S-4 (File No. 333-290246) filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2025. Accordingly, forward-looking statements should not be relied upon as representing the views of Pubco as of any subsequent date, and Pubco does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. It is not possible for the Pubco management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

The forward-looking statements included in this Quarterly Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in expectations, except as required by law.

TWENTY ONE CAPITAL, INC. (SUCCESSOR)

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements
	Twenty One Capital, Inc. (Successor)
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and June 30, 2025	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Members’ Equity (Deficit) for the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
	Twenty One Assets LLC (Predecessor)
	Condensed Balance Sheets as of September 30, 2025 (unaudited) and April 30, 2025	14
	Condensed Statements of Operations for the three months ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025 (unaudited)	15
	Condensed Statements of Changes in Members’ Equity (Deficit) for the three months ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025 (unaudited)	16
	Condensed Statements of Cash Flows for the three months ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025 (unaudited)	17
	Notes to Unaudited Condensed Financial Statements	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4.	Controls and Procedures	27
Part II. Other Information		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Part III. Signatures		31

i

PART I – FINANCIAL INFORMATION

TWENTY ONE CAPITAL, INC (SUCCESSOR)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$49,954	$7,756
Due to affiliate	15,600	-
Total current liabilities	65,554	7,756
TOTAL LIABILITIES	65,554	7,756

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Stockholder’s Deficit
Class A Common stock, $0.01 par value; 1,000 shares authorized and 1 share issued and outstanding at September 30, 2025 and June 30, 2025	-	-
Additional paid in capital	-	-
Accumulated deficit	(65,554)	(7,756)
Total Stockholder’s Deficit	(65,554)	(7,756)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC (SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended	For the Period from March 7, 2025 (inception) to
	September 30, 2025	September 30, 2025
OPERATING EXPENSES
General and administrative	$57,798	$65,554
Loss from operations	(57,798)	(65,554)
Net loss	(57,798)	$(65,554)

Weighted average Class A common shares outstanding, basic and diluted	1	1
Net loss per Class A common share, basic and diluted	$(57,798)	$(65,554)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC (SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM MARCH 7, 2025
(INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

	Common Stock
	Shares	Amount		Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance at March 7, 2025 (inception)	-		$-	$-	$-	$-
Issuance of Class A common stock	1		-	-	-	-
Net loss	-		-	-	(7,756)	(7,756)
Balance at June 30, 2025	1		-	-	(7,756)	(7,756)
Net loss	-		-	-	(57,798)	(57,798)
Balance at September 30, 2025	1	$		$-	$(65,554)	$(65,554)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC (SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 7, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

Period from March 7, 2025 (inception) to
September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(65,554)
Adjustments to reconcile net loss to cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	49,954
Due to affiliate	15,600
Net cash used in operating activities	-

Net change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL INC (SUCCESSOR)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Twenty One Capital, Inc (the “Company” or “Pubco”) was incorporated in Texas on March 7, 2025. The Company will be focused exclusively on Bitcoin-related business lines. The Company had four wholly owned subsidiaries that were incorporated: Twenty One Merger Sub A, Inc., Twenty One Merger Sub B, Inc. and Twenty One Merger Sub C, Inc. were incorporated in Delaware and dissolved on September 9, 2025 and Twenty One Merger Sub D, Inc. was incorporated in the Caymans Islands.

On April 22, 2025, the Company, Cantor Equity Partners, a Cayman Islands exempted company (“CEP”), Twenty One Merger Sub D, a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“CEP Merger Sub”), Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One”), Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) and, solely for certain limited purposes, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”), entered into a business combination agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination was consummated on December 8, 2025. (See Note 4).

Note 2 — Liquidity and Capital Resources

The Company reported a loss from operations of $65,554 for the period from March 7, 2025 (inception) to September 30, 2025. As of September 30, 2025, the Company had an aggregate cash balance of $0, a net working capital deficit of $65,554 and an accumulated deficit of $65,554.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

The Company’s future capital requirements will depend on many factors, including the Company’s timing of the consummation of the Business Combination. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional common stock. If additional financing is required from outside sources, the Company may not be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern ,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements were issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating expenses and cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit (“FDIC limit”). Any loss incurred or a lack of access to funds held at financial institutions could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. At September 30, 2025, the Company had an aggregate cash balance of $0.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of  September 30, 2025 and June 30, 2025, there were no cash and cash equivalents.

Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

●	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

The carrying amounts of certain financial instruments, such as accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Loss per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the three months ended September 30, 2025 and for the period from March 7, 2025 (inception) to September 30, 2025, the Company diluted weighted-average shares outstanding is equal to basis weighted-average shares, as there were no potentially dilutive securities currently issued and outstanding at September 30, 2025.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and the measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses” (“DISE”) (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

Note 4 — Business Combination Agreement

On April 22, 2025, the Company, Cantor Equity Partners, a Cayman Islands exempted company (“CEP”), Twenty One Merger Sub D, a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“CEP Merger Sub”), Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One”), Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) and, solely for certain limited purposes, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”), entered into a business combination agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, upon the consummation of the transactions contemplated thereby on December 8, 2025 (the “Closing”), (i) CEP merged with and into CEP Merger Sub, with CEP Merger Sub continuing as the surviving entity (such surviving entity, the “CEP Surviving Subsidiary,” such transaction, the “CEP Merger”), as a result of which CEP Shareholders received one share of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”) for each Class A ordinary share of CEP, par value $0.0001 per share (“CEP Class A Ordinary Shares”) held by such CEP Shareholder, and (ii) Twenty One merged with and into a Delaware corporation formed by a to-be-formed indirect subsidiary of CEP (“Company Merger Sub”), with Company Merger Sub continuing as the surviving company (such surviving company, the “Company Surviving Subsidiary,” such transaction, the “Company Merger” and the Company Merger together with the CEP Merger, the “Mergers”), as a result of which the Sellers received shares of Pubco Class A Stock and Class B common stock of Pubco, par value $0.01 per share (“Pubco Class B Stock”) in exchange for their membership interests in the Company. Immediately following completion of the Mergers and the other transactions contemplated by the Business Combination Agreement, CEP Surviving Subsidiary and Company Surviving Subsidiary became wholly owned subsidiaries of Pubco and Pubco became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

In addition, on April 22, 2025, Pubco and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in Pubco by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) with an aggregate principal amount of $340.2 million (the “Subscription Notes” and such subscription, the “Initial Convertible Notes PIPE” and together with the option for the Option Notes (as defined below), the exchange for the Exchange Notes (as defined below) and any issuance of the Engagement Letter Notes (as defined below), the “Convertible Notes PIPE”). Pursuant to the Convertible Notes Subscription Agreements, Pubco granted the Convertible Note Investors an option to purchase up to an aggregate of $100 million additional principal amount of Convertible Notes (the “Option Notes”) at any time before May 22, 2025 (the “Option Period”) on a pro rata basis based on such Convertible Note Investor’s participation in the Initial Convertible Notes PIPE, which Option Notes have been fully subscribed for by the Convertible Note Investors and the Sponsor (the “Option”). In connection therewith, on May 22, 2025, the Sponsor entered into a subscription agreement (the “Sponsor Convertible Notes Subscription Agreement”) on substantially the same terms as the Convertible Notes Subscription Agreements with respect to its pro rata allotment of the Option Notes. At the Closing, Pubco issued $486.5 million of Convertible Notes to the Convertible Notes Investors and the Sponsor.

On April 22, 2025, Pubco and CEP also entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), who have agreed to make a private investment in CEP by purchasing 20,000,000 CEP Class A Ordinary Shares (the “April Equity PIPE Shares”) for $200 million in the aggregate, which includes the value of an aggregate of 347.6168 Bitcoin (the “April In-Kind PIPE Bitcoin”) invested by certain April Equity PIPE Investors instead of cash (the “April Equity PIPE” and together with the Convertible Notes PIPE, the “April PIPE Investments”). On June 19, 2025, CEP and Pubco entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors,” together with the April Equity PIPE Investors and the Convertible Note Investors, the “PIPE Investors”), pursuant to which CEP agreed to issue, and the June Equity PIPE Investors agreed to purchase, 7,857,143 CEP Class A ordinary shares (the “June Equity PIPE Shares”) for an aggregate purchase price of $165 million ($21.00 per share), which includes the value of an aggregate of 132.9547 Bitcoin (the “June In-Kind PIPE Bitcoin” and together with the April In-Kind PIPE Bitcoin, the “In-Kind PIPE Bitcoin”) invested by certain June Equity PIPE Investors instead of cash (the “June Equity PIPE,” together with the April Equity PIPE, the “Equity PIPEs,” and collectively with the Convertible Notes PIPE, the “PIPE Investments”). The April Equity PIPE Investors and June Equity PIPE Investors confirmed, at the time of entering into their respective subscription agreements, the amounts, if any, that they will contribute as In-Kind PIPE Bitcoin. At the Closing, Pubco issued 20,000,000 shares of Pubco Class A Stock to the April Equity PIPE Investors and 7,857,143 shares of Pubco Class A Stock to the June Equity PIPE Investors.

Pursuant to the Business Combination Agreement, (i) Tether has purchased 4,812.220927 Bitcoin (the “Initial PIPE Bitcoin”) for an aggregate purchase price of $458.7 million (the “Initial PIPE Net Proceeds”), being equal to the aggregate gross cash proceeds of the Initial Convertible Notes PIPE and the April Equity PIPE less a holdback of $52 million, and, at Closing, Tether will sell the Initial PIPE Bitcoin to Pubco for an amount equal to the Initial PIPE Net Proceeds, and (ii) Tether has purchased 917.47360612 Bitcoin (the “Option PIPE Bitcoin”) for an aggregate purchase price of $99.5 million (the “Option PIPE Net Proceeds”), being equal to the gross proceeds of the Option Notes less a holdback of $500,000, and, at Closing, Tether will sell the Option PIPE Bitcoin to Pubco at a purchase price equal to the Option PIPE Net Proceeds, in exchange for additional shares of Pubco Class A Stock and Pubco Class B Stock.

On June 23, 2025, Tether, Pubco, SoftBank and, solely for certain limited purposes, CEP, entered into a sale and purchase agreement (the “June PIPE Bitcoin Sale and Purchase Agreement”), pursuant to which Tether has purchased 1,381.15799423 Bitcoin (the “June PIPE Bitcoin” and together with the Initial PIPE Bitcoin and the Option PIPE Bitcoin, the “PIPE Bitcoin”) for an aggregate purchase price of approximately $147.5 million (the “June PIPE Net Proceeds”) being the aggregate gross cash proceeds of the June Equity PIPE less a holdback of $3.3 million. At the closing of the Business Combination and upon the funding of the June Equity PIPE, Pubco shall purchase from Tether the June PIPE Bitcoin for an aggregate price equal to the June PIPE Net Proceeds.

At the Closing and upon the funding of the June Equity PIPE, Pubco purchased from Tether the June PIPE Bitcoin for an aggregate price equal to the June PIPE Net Proceeds.

The sale of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the June PIPE Bitcoin by Tether to Pubco are referred to herein as the “PIPE Bitcoin Sale.” Pursuant to the Business Combination Agreement, Tether agreed to purchase a number of Bitcoin equal to the Additional PIPE Bitcoin, if the sum of the Initial PIPE Bitcoin and the Option PIPE Bitcoin is less than 10,500 Bitcoin. Tether has purchased the Additional PIPE Bitcoin and immediately prior to Closing, Tether will contribute such amount of Bitcoin to Pubco at Closing (such contribution, the “Additional PIPE Bitcoin Sale”) in exchange for additional shares of Pubco Class A Stock and Pubco Class B Stock.

Contemporaneously with the execution of the Business Combination Agreement, Tether, Bitfinex and the Company entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which, immediately prior to the Closing, Tether and Bitfinex will contribute to the Company 24,500 Bitcoin and 7,000 Bitcoin, respectively, in exchange for an aggregate contribution of 31,500 Bitcoin and (i) in the case of Tether, 208 class A common membership interests of the Company (“Company Class A Interests”) and 208 class A common membership interests of the Company (“Company Class B Interests”), and (ii) in the case of Bitfinex, 59 Company Class A Interests and 59 Company Class B Interests.

Concurrently with the signing of the Business Combination Agreement, (i) CEP, Pubco and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, Pubco and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing, pursuant to which Sponsor will exchange a number of its shares of Pubco Class A Stock as determined in accordance with the Securities Exchange Agreement (the “Exchange Shares”) in exchange for Convertible Notes (the “Exchange Notes”) equal in value to the product of (1) the total number of the Exchange Shares multiplied by (2) $10.00 per share, and (ii) Pubco, CEP and Cantor Fitzgerald & Co. (“CF&Co.”) entered into an engagement letter (as amended by the amendment thereto, dated as of June 25, 2025, the “PIPE Engagement Letter”), pursuant to which, among other matters, CF&Co. may receive Convertible Notes (the “Engagement Letter Notes”), such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement (as defined below), (ii) 1.5% of the gross proceeds received by Pubco and CEP pursuant to the April PIPE Investments, subject to certain adjustments and (iii) $98,963 in additional consideration. Assuming no redemptions of any Public Shares (as defined below) and that all PIPE Investors fund their commitments in their PIPE Subscription Agreements, the Sponsor would exchange 4,630,000 shares of Pubco Class A Stock for Exchange Notes with an aggregate principal amount of $46,300,000 and CF&Co. will not receive any Engagement Letter Notes. With the inclusion of the Subscription Notes, Option Notes, Exchange Notes and Engagement Letter Notes, the total aggregate principal value of the Convertible Notes will be $486.5 million.

The Sponsor Support Agreement also provides that, among other things, (i) the Sponsor will vote its CEP Class A Ordinary Shares, and its Class B ordinary shares of CEP, par value $0.0001 per share (“CEP Class B Ordinary Shares” and, together with the CEP Class A Ordinary Shares, the “CEP Ordinary Shares”) in favor of the adoption and approval of the Business Combination Agreement and the Business Combination and each of the other proposals to be approved by CEP Shareholders at the Meeting (the “CEP Shareholder Approval Matters”), (ii) the Sponsor will vote its CEP Ordinary Shares against any alternative transactions, (iii) the Sponsor will comply with the restrictions imposed by the letter agreement, dated as of August 12, 2024, by and among CEP, the Sponsor and the then current directors and executive officers of CEP (the “Insider Letter”), including with respect to the restrictions on transfer and redemption of CEP Ordinary Shares in connection with the Business Combination, (iv) prior to the Closing, the Sponsor will amend the Insider Letter to reduce the post-Closing lock-up period applicable to the shares of Pubco Class A Stock received by the Sponsor in exchange for its CEP Class B Ordinary Shares (the “Founder Shares”) from 12 months to six months, and (v) subject to and conditioned upon the Closing, any loans outstanding from the Sponsor to CEP shall be repaid as follows: (a) with respect to the amended and restated promissory note, dated November 5, 2024, and effective as of August 12, 2024 (the “Sponsor Loan”), the aggregate amount owed by CEP, as set forth on the pre-Closing statement to be delivered by CEP prior to the Closing (the “CEP Pre-Closing Statement”), will be automatically converted, immediately prior to the CEP Merger, into CEP Class A Ordinary Shares at $10.00 per share, and that upon the issuance and delivery of such CEP Class A Ordinary Shares to the Sponsor, the Sponsor Loan will be deemed satisfied in full, provided, however, that the portion of the Sponsor Loan that is drawn by or on behalf of CEP to pay for any fees, costs or expenses of the U.S. Securities and Exchange Commission (the “SEC”) or Nasdaq pursuant to the Business Combination Agreement will be repaid in cash at the Closing in accordance with the Business Combination Agreement and (b) with respect to all other loans of the Sponsor to CEP, all amounts outstanding thereunder as of the Closing, as set forth on the CEP Pre-Closing Statement, will be repaid in cash at the Closing in accordance the Business Combination Agreement.

On June 25, 2025, Pubco, CEP and the Sponsor entered into the Sponsor Support Agreement Amendment, pursuant to which the Sponsor has agreed to forfeit a number of CEP Class A Ordinary Shares it receives upon conversion of its CEP Class B Ordinary Shares so that such number of CEP Class A Ordinary Shares retained by the Sponsor equals the lesser of (a) 25% of the sum of the number of Public Shares not subject to redemption in connection with the Closing and the number of CEP Class A Ordinary Shares issued in the Equity PIPE and (b) the sum of (i) 7,084,804 and (ii) 1.5% of the gross proceeds received by Pubco and CEP pursuant to the April PIPE Investments, divided by $10.00.

Contemporaneously with the execution of the Business Combination Agreement, Tether and SoftBank entered into a sale and purchase agreement, as amended and restated on June 23, 2025, pursuant to which, among other things, immediately following the Closing, Tether will transfer to SoftBank an equal number of shares of Pubco Class A Stock and Pubco Class B Stock, and SoftBank will pay Tether consideration calculated based on a formula described thereunder.

On April 22, 2025, along with the Business Combination Agreement, Tether, Bitfinex and SoftBank entered into the Governance Term Sheet, which sets out the main terms upon which Pubco will prepare the Proposed Organizational Documents, which will be adopted at or prior to Closing. At Closing, Tether, Bitfinex and SoftBank will enter into the Governance Agreement, which will implement the terms of the Governance Term Sheet. Pursuant to the Governance Agreement, Pubco will issue two (2) classes of shares of Pubco Stock, with different voting and economic rights attached to them. The shares of Pubco Class A Stock will have no voting rights other than as required by applicable law, until all shares of Pubco Class B Stock are canceled, whereas, holders of shares of Pubco Class B Stock will be entitled to one vote per share. Once all shares of Pubco Class B Stock are canceled, holders of Pubco Class A Stock will acquire full voting rights. Holders of Pubco Class A Stock will be entitled to receive distributions in proportion to the number of shares of Pubco Class A Stock held by them, whereas, holders of Pubco Class B Stock will not have any economic rights. In addition, the shares of Pubco Class A Stock will be listed for trading and will be freely transferable, subject to the terms of the Lock-Up Agreements, the Insider Letter and any restrictions pursuant to applicable laws. The shares of Pubco Class B Stock will not be listed or freely transferable, except to Affiliates. The parties agreed to take all necessary action so that effective as of the Closing, the board of directors of Pubco will consist of seven individuals, six of which are to be designated by the Sellers and SoftBank, with the final director to be the chief executive officer of Pubco.

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement, which amends the Business Combination Agreement, among other things, to provide that the Additional PIPE Bitcoin Purchase Price used to determine the value of Tether’s contribution of the Additional PIPE to Pubco at the Closing and the number of shares of Pubco Class A Stock and Pubco Class B Stock to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to Pubco shall be $84,863.57, which is equal to the average Bitcoin price for the ten-day period ending April 21, 2025, the day prior to the date of the Business Combination Agreement (the “Signing Bitcoin Price”), rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.

Concurrently with the Closing, Tether, Bitfinex and SoftBank each entered into a Lock-Up Agreement with Pubco, pursuant to which each Seller and SoftBank will agree that the shares of Pubco Class A Stock received by each Seller and the shares of Pubco Class A Stock transferred by Tether to SoftBank will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

Concurrently with the Closing, CEP, Pubco, the Sponsor, each Seller and SoftBank entered into an Amended and Restated Registration Rights Agreement that will amend and restate the registration rights agreement, dated as of August 12, 2024, by and between CEP and the Sponsor.

Concurrently with the Closing, Pubco and Tether entered into a Services Agreement, pursuant to which Tether will agree to provide, or cause to be provided, certain services to Pubco and its subsidiaries in exchange for a services fee in the amount of $30,000 per calendar quarter or such other amount as may be agreed by the parties thereto.

Upon the completion of the Business Combination and the consummation of the PIPE Investments, and assuming, among other things, that no Public Shareholders exercise redemption rights with respect to their Public Shares upon completion of the Business Combination, that all PIPE Investors fund their commitments in their PIPE Subscription Agreements, that no Convertible Notes are converted into shares of Pubco Class A Stock and that no shares of Pubco Class A Stock are issued pursuant to the Twenty One Capital, Inc. 2025 Incentive Award Incentive Plan, as amended from time to time, to become effective upon the Closing (the “Incentive Plan”), (i) Public Shareholders, (ii) the April Equity PIPE Investors, (iii) the June Equity PIPE Investors, (iv) the Sponsor and its Affiliates, (v) the directors and officers of CEP, (vi) the Sellers and (vii) SoftBank will own, pursuant to the respective agreements, shares of the issued and outstanding shares of Pubco Class A and Class B Common Stock.

Each holder of shares of Pubco Class A Stock have no voting rights except as required by the Texas Business Organizations Code (“TBOC), until all shares of Pubco Class B Stock are canceled. Once all shares of Pubco Class B Stock are canceled, holders of Pubco Class A Stock will acquire full voting rights. Each holder of shares of Pubco Class B Stock will be entitled to one vote for each share of Pubco Class B Stock held of record by such holder on all matters on which stockholders are generally entitled to vote.

The price per share of Pubco Class A Stock is $10.00 per share for (i) Public Shareholders, (ii) the April Equity PIPE Investors, (iii) the Sponsor and its Affiliates, (iv) the directors and officers of CEP, (v) the Sellers and (vi) SoftBank, and $21.00 per share for the June Equity PIPE Investors.

The value of the consideration that the Public Shareholders are each receiving in connection with the Business Combination is thus $10.00 per share.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, CEP will be treated as the acquired company for financial reporting purposes, and Twenty One will be the accounting acquirer. Accordingly, the Business Combination was treated as the equivalent of Twenty One issuing stock for the net assets of CEP, accompanied by a recapitalization. The net assets of CEP were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Twenty-One.

Note 5 — Related Party Transactions

During the three months ended September 30, 2025, an affiliate of the Company advanced a total of $15,600 to cover operating costs. These amounts were due on demand. At September 30, 2025, the balance of $15,600 to this affiliate is reported in due to affiliate on the accompanying condensed consolidated balance sheet.

Note 6 — Stockholder’s Deficit

The Company is authorized to issue 1,000 shares of Class A common stock. As of September 30, 2025 and June 30, 2025, there was 1 Class A common share issued and outstanding.

Note 7 — Commitments and Contingencies

The Company enters into contractual relationships that contain may indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are like to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s financial statements.

The Company may from time to time involve in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews operating expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period ( less than a year). The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All of the Company’s operating expenses, which consists of general and administrative expenses, relate to this single operating segment as reported on the statement of operations, and are the significant segment expenses provided to the CODM on a regular basis.

	For the Three Months ended	For the Period from March 7, 2025 (inception) to
	September 30, 2025	September 30, 2025
OPERATING EXPENSES
General and administrative	57,798	65,554
Loss from operations	(57,798)	(65,554)
Net loss	(57,798)	(65,554)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As noted in Note 4, the Business Combination was consummated on December 8, 2025.

TWENTY ONE ASSETS, LLC (PREDECESSOR)

CONDENSED BALANCE SHEETS

	September 30, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$808,230	$-
Due from affiliate	15,600	-
Total current assets	823,830	-
TOTAL ASSETS	$823,830	$-

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$47,300	$-
Accrued expenses	639,982	51,800
Total current liabilities	687,282	51,800
TOTAL LIABILITIES	687,282	51,800

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MEMBERS’ EQUITY (DEFICIT)
Member interest units, 1 Class A member unit issued and outstanding as of September 30, 2025 and April 30, 2025	-	-
Subscription receivable	-	(200,000)
Additional paid in capital	1,200,000	200,000
Accumulated deficit	(1,063,452)	(51,800)
TOTAL MEMBERS’ EQUITY (DEFICIT)	136,548	(51,800)
TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$823,830	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWENTY ONE ASSETS, LLC (PREDECESSOR)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Period from April 17, 2025 (Inception) to
	September 30, 2025	September 30, 2025

OPERATING EXPENSES
General and administrative	$581,070	$980,152
Sales and Marketing	75,000	83,300
Loss from operations	(656,070)	(1,063,452)
Net Loss	$(656,070)	$(1,063,452)

Weighted average member unit, basic and diluted	1	1
Net loss per member unit, basic and diluted	$(656,070)	$(1,063,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWENTY ONE ASSETS, LLC (PREDECESSOR)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM APRIL 17, 2025
(INCEPTION) TO SEPTEMBER 30, 2025

	Member’s Units
	Units	Amount	Subscription Receivable	Additional paid in Capital	Accumulated Deficit	Total Member’s Equity (Deficit)
Balance at April 17, 2025 (inception)	-	$-	$-	$-	$-	$-
Issuance of member unit	1,000	-	(200,000)	200,000	-	-
Net loss	-	-	-	-	(51,800)	(51,800)
Balance at April 30, 2025	1,000	-	(200,000)	200,000	(51,800)	(51,800)
Subscription proceeds received	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(355,582)	(355,582)
Balance at June 30, 2025 (unaudited)	1,000	-	-	200,000	(407,382)	(207,382)
Capital contribution from member	-	-	-	1,000,000	-	1,000,000
Net loss	-	-	-	-	(656,070)	(656,070)
Balance at September 30, 2025 (unaudited)	1,000	$-	$-	$1,200,000	$(1,063,452)	$136,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWENTY ONE ASSETS, LLC (PREDECESSOR)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Period from April 17, 2025 (Inception) to
September 30, 2025
Cash flows from investing activities
Net loss	$(1,063,452)
Adjustments to reconcile net loss to cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	47,300
Accrued expenses	639,982
Due from affiliate	(15,600)
Net cash used in operating activities	(391,770)

Cash flows from financing activities
Receipt of subscription proceeds	200,000
Proceeds received from contributed capital	1,000,000
Net cash from financing activities	1,200,000

Net change in cash	808,230
Cash, beginning of period	-
Cash, end of period	$808,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWENTY ONE ASSETS, LLC (PREDECESSOR)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Twenty One Assets, LLC (the “Company” or “Twenty One”) was incorporated in Delaware as a limited liability company on April 17, 2025. The Company will be focused exclusively on Bitcoin-related business lines.

On April 22, 2025, the Company, Twenty One Capital, Inc., a Texas corporation (“Pubco”), Cantor Equity Partners, a Cayman Islands exempted company (“CEP”), Twenty One Merger Sub D, a Cayman Islands exempted company and wholly owned subsidiary of Pubco (“CEP Merger Sub”), Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) and, solely for certain limited purposes, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”), entered into a business combination agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”).

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1 to the Business Combination Agreement”) which amends the Business Combination Agreement, to among other things, provide that the Additional PIPE Bitcoin Purchase Price (as defined in the Business Combination Agreement) used to determine the value of Tether’s contribution of the Additional PIPE Bitcoin (as defined in the Business Combination Agreement) to Pubco at the Closing and the number of shares of Pubco Stock (as defined in the Business Combination Agreement) to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to Pubco shall be based on the Signing Bitcoin Price of $84,863.57, rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin. On December 8. 2025, the Business Combination was consummated.

Note 2 — Liquidity and Capital Resources

The Company reported a loss from operations of $1,063,452 for the for the period from April 17, 2025 (inception) to September 30, 2025. As of September 30, 2025, the Company had an aggregate cash balance of $808,230, a net working capital of $136,548 and an accumulated deficit of $1,063,452.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, business acquisitions and other liquidity needs. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

The Company’s future capital requirements will depend on many factors, including the Company’s timing of the consummation of the Business Combination. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional member units. If additional financing is required from outside sources, the Company may not be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these unaudited condensed financial statements were issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. The accompanying unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating expenses which comprises mainly of general and administrative expenses and cash flows as the primary measures to manage the business and does not segment the business for internal reporting or decision making.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit (“FDIC limit”). At September 30, 2025, the cash balance of $808,230 was under the FDIC limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and April 30, 2025, there were no cash equivalents.

Net Loss per Member Unit

Basic net loss per member unit is computed by dividing net income attributable to members by the weighted average number of member units outstanding during the reporting period. Diluted net loss per member unit is computed similar to basic net loss per member unit except that the denominator is increased to include the number of additional member units that would have been outstanding if the potential member unit equivalents had been issued and if the additional member units were dilutive.

For the three months ended September 30, 2025 and for the period from April 17, 2025 (inception) to September 30, 2025, the Company’s diluted weighted-average member units outstanding is equal to the basic weighted-average member units, as there are no potentially dilutive securities currently issued and outstanding at September 30, 2025.

Income Taxes

The Company is a single member limited liability company treated as a disregarded entity for federal and state tax purposes with all income tax liabilities and benefits of the Company being passed through to the member. As such, no recognition of federal or state income taxes for the Company has been provided for in the accompanying unaudited condensed financial statements.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required. The Company does not have any entity-level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdictions and various state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three years from filing a tax return.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

Note 4 — Related Party Transactions

From time to time, the Company covers the costs of operating expenses on behalf of an affiliate company. For the three ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025, the Company advanced $15,600 on behalf of the affiliate company. As September 30, 2025 and April 30, 2025, $15,600 and $0, respectively, is outstanding and included in due from affiliate on the accompanying balance sheets. The balance is due on demand.

Note 5 — Members’ Equity (Deficit)

The Company is authorized to issue an unlimited amount of Class A member units and Class B member units (collectively the “Member Units”). Class A member units and Class B member units are identical in all respects. As of September 30, 2025 and April 30, 2025, there was 1 Class A member unit issued and outstanding.

For the period from April 17, 2025 (inception) through September 30, 2025, the Company received capital contributions in the amount of $1.2 million.

Note 6 — Commitments and Contingencies

The Company enters into contractual relationships that contain may indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are like to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s unaudited condensed financial statements.

The Company may from time to time involve in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows.

Note 7 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the unaudited condensed statement of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews operating expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period ( less than a year). The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All of the Company’s operating expenses, which consists of general and administrative expenses and sales and marketing expenses, relate to this single operating segment as reported on the statement of operations, and are the significant segment expenses provided to the CODM on a regular basis.

	For the Three Months Ended	For the Period from April 17, 2025 (Inception) to
	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	581,070	980,152
Sales and Marketing	75,000	83,300
TOTAL OPERATING EXPENSES	656,070	1,063,452

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Business Combination Agreement (See Note 1) was consummated on December 8, 2025. Upon the consummation (the “Closing”), (i) CEP merged with and into CEP Merger Sub, pursuant to the Plan of Merger entered into by CEP Merger Sub, CEP and Pubco (the “Plan of Merger”), with CEP Merger Sub continuing as the surviving entity (such surviving entity, the “CEP Surviving Subsidiary,” such transaction, the “CEP Merger”), as a result of which CEP Shareholders received one share of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”) for each Class A ordinary share of CEP, par value $0.0001 per share (“CEP Class A Ordinary Shares”) held by such CEP Shareholder, and (ii) Twenty One Assets merged with and into CEP Merger Sub C, Inc., a Delaware corporation and an indirect subsidiary of CEP (“Company Merger Sub”), with Company Merger Sub continuing as the surviving company (such surviving company, the “Company Surviving Subsidiary,” such transaction, the “Company Merger” and the Company Merger together with the CEP Merger, the “Mergers”), as a result of which the Sellers received shares of Pubco Class A Stock and Class B common stock of Pubco, par value $0.01 per share (“Pubco Class B Stock”) in exchange for their membership interests in the Company. Immediately following completion of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), CEP Surviving Subsidiary and Company Surviving Subsidiary became wholly owned subsidiaries of Pubco.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note:

On December 8, 2025, Twenty One Assets LLC (“Twenty One Assets”) completed its business combination with Cantor Equity Partners, Inc. (“CEP”) pursuant to a double-dummy merger structure. The business combination, consummated on December 8, 2025, was accounted for as a reverse recapitalization under ASC 805-40. As part of the transaction, both Twenty One Assets and CEP became wholly owned subsidiaries of a newly formed parent company, Twenty One Capital Inc. (“the Company” or “Pubco”). This Quarterly Report on Form 10-Q is filed by Twenty One Capital Inc. under its current name and CIK. However, because the business combination closed after the period covered by this report (September 30, 2025), the financial statements and related disclosures presented herein reflect the historical operations of Twenty One Assets and Pubco os stand-alone companies. CEP filed its Form 10-Q on November 14, 2025. The operations of Twenty-One Assets and CEP will be included in the Company’s consolidated financial statements beginning with the Form 10-K for the period ending December 31, 2025.

For purposes of Management’s Discussion and Analysis, the references to “we”, “us”, “our” or "Twenty One", refers to the combined entities of Twenty-One Assets, Pubco and CEP

Overview

Twenty One is a newly formed operating company focused exclusively on Bitcoin-related business lines that among other things, offer shareholders a differentiated opportunity to gain exposure to Bitcoin through the capital markets. With a Bitcoin-native operating structure and a strategy designed to deliver long-term value, Twenty One intends to become a leading vehicle for capital-efficient Bitcoin accumulation and related business development.

Twenty One engages in two principal activities: (i) actively accumulating Bitcoin and managing its Bitcoin holdings and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy. In addition, following these initial activities, Twenty One expects to engage in Bitcoin-centric financial services that would leverage the Bitcoin accumulated by Twenty One. Preparation for the launch of these financial services is expected to begin shortly, with launch timing subject to regulatory approvals, market needs and the macroeconomic environment. Twenty One’s ability to generate revenue sufficient to achieve profitability will depend on its ability to raise capital and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin. In connection with the consummation of the Business Combination, the Company merged with and into Company Merger Sub, with Company Merger Sub continuing as the Company Surviving Subsidiary and a wholly owned subsidiary of Pubco.

Business Combination with CEP

On April 22, 2025, CEP, Pubco, CEP Merger Sub, the Company, Tether, Bitfinex and, solely for certain limited purposes, SoftBank, entered into the Business Combination Agreement (as amended on July 26, 2025). Pursuant to the Business Combination Agreement, on December 8, 2025 (Closing), (i) CEP merged with and into CEP Merger Sub in the CEP Merger, with CEP Merger Sub continuing as the CEP Surviving Subsidiary, as a result of which CEP Shareholders received one share of Pubco Class A Stock for each CEP Class A Ordinary Share held by such CEP Shareholder (including the CEP Class A Ordinary Shares issued upon conversion of the CEP Class B Ordinary Shares in accordance with the CEP Memorandum and Articles), and (ii) the Company merged with and into the Company Merger Sub in the Company Merger, with Company Merger Sub continuing as the Company Surviving Subsidiary, as a result of which the Sellers received shares of Pubco Stock in exchange for their Company Interests.

Concurrently with the signing of the Business Combination Agreement, on April 22, 2025, Tether, Bitfinex and the Company entered into the Contribution Agreement pursuant to which, immediately prior to Closing, such parties consummated the Contribution whereby (i) Tether contributed to the Company 24,500 Bitcoin, and (ii) Bitfinex contributed to the Company 7,000 Bitcoin, for an aggregate contribution of 31,500 Bitcoin, in each case in exchange for an equal number Company Class A Interests and Company Class B Interests. Following completion of the Contribution, but immediately prior to Closing, the Sellers owned 100% of the issued and outstanding Company Interests.

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1 to the Business Combination Agreement”) which amends the Business Combination Agreement, to among other things, provide that the Additional PIPE Bitcoin Purchase Price (as defined in the Business Combination Agreement) used to determine the value of Tether’s contribution of the Additional PIPE Bitcoin (as defined in the Business Combination Agreement) to Pubco at the Closing and the number of shares of Pubco Stock (as defined in the Business Combination Agreement) to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to Pubco shall be based on the Signing Bitcoin Price of $84,863.57, rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.

Principal Factors Affecting Our Results of Operations and Material Trends

Twenty One and Pubco’s future results are expected to be impacted by the highly volatile nature of Bitcoin’s valuation, as well as conditions and trends relating to demand for Bitcoin or other digital assets, and other factors including the successful execution of the Company’s business lines including the Bitcoin acquisition strategy, regulatory and technical developments surrounding Bitcoin and cryptocurrencies, and the effectiveness of our marketing and sales efforts to develop a robust and diverse client base with respect to Twenty One’s educational and branding strategy. The primary factors that are expected to impact Twenty One’s results and present significant opportunities, as well as pose risks and challenges, are described below. Twenty One believes that its performance and future success depend on the factors discussed below, those mentioned in the section titled “Risk Factors” and elsewhere in the Proxy Statement/Prospectus and in the Super 8-K.

The following macroeconomic factors and trends as they relate to Bitcoin may specifically impact our business:

●	Price of Bitcoin: Our business is expected to be heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. As of Closing, we have acquired Bitcoin, and may in the future acquire additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

●	Awareness: The perception of Bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy.

●	Regulation: The global regulatory landscape for Bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.

●

Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.

●	Political Environment: Bitcoin has entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business.

●	Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence Bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like Bitcoin.

●	Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase Bitcoin adoption and integration into various financial systems. At the same time, we expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services.

Plan of Operations and Expected Revenue Sources

Twenty One anticipates revenue generation through the following key business lines in the initial period following the Business Combination:

●	Actively accumulating Bitcoin and managing its Bitcoin holdings: Twenty One’s Bitcoin accumulation and management strategy will involve (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. Twenty One may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances as described “Information Related to Twenty One — Bitcoin Accumulation and Management Strategy” in the Proxy Statement / Prospectus, (ii) enter into additional capital raising transactions pursuant to which its Bitcoin holdings serve as collateral, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoin-centric financial services and products. While Twenty One expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

●	Commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy: Education and Twenty One branded content will be a central pillar of Twenty One’s mission to accelerate Bitcoin adoption and Bitcoin literacy at both institutional and retail levels. Shortly following the consummation of the Business Combination, Twenty One will create an education division that will commence the creation of high-quality content tailored for policymakers, institutional investors, financial advisors, corporations, and retail investors. With the accelerating institutional adoption of Bitcoin and digital assets-and the growing demand for education that is both credible and brand-compatible, Twenty One will create and license modular educational content, produce branded video media, and act as the go-to content partner for major conferences, Web3 firms, and fintech institutions. Twenty One expects to build a dedicated content team and infrastructure capable of producing and distributing a broad range of educational materials. Although preparation of educational materials and branded content will commence shortly after the Closing, the timing of the deployment and commercialization of the educational and branded content will depend on a number of factors, including Twenty One’s determinations relating to operational conditions and optimal market demand for its content. Twenty One plans to create and monetize high-quality educational content through channels such as subscriptions, licensing fees for enterprises, and sponsored partnerships, which are expected to contribute to its revenue streams.

Results of Operations – Twenty One Assets LLC (Predecessor)

From April 17, 2025 (inception) through September 30, 2025, Twenty One Assets did not have any operating history and had not yet generated any revenue.

For the three months ended September 30, 2025 and the period from April 17, 2025 (inception) to September 30, 2025, Twenty One had a net loss of approximately $656,070 and $1,063,452, respectively, which consists primarily of general and administrative expenses and sales and marketing expenses.

Results of Operations – Twenty One Capital, Inc. (Successor)

From March 7, 2025 (inception) through September 30, 2025, Pubco did not have any operating history and had not yet generated any revenue., For the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025, Pubco had a net loss of approximately $57,798 and $65,554, respectively, which consists primarily of general and administrative expenses.

Our ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully raise capital and to develop and improve our learning programs and educational content towards greater adoption of Bitcoin. As part of its strategic plan to diversify and expand its revenue streams, Twenty One expects to engage clients on its educational content platform through a three-tiered membership program designed to generate recurring revenue and support community engagement.

Risks and Uncertainties Associated with Future Results of Operations

Our lack of operating history will also make it difficult to accurately forecast the future results of operations, which is subject to a number of uncertainties including Pubco’s ability to grow its BPS and BRR, and the market size and growth opportunities in each of our anticipated lines of business.

Our ability to generate cash flow initially will largely be dependent on its ability to raise capital and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin. Pubco expects to commence the provision of Bitcoin-related financial and advisory services once it is generating sufficient revenues from its initial activities. Our business strategy may not be realized as quickly as hoped, or even at all. Further, even if we achieve growth, in future periods, that growth could slow or decline for a number of reasons, including, but not limited to, Bitcoin volatility, increased competition, digital coins that compete with and may result in a decline in utilization of Bitcoin or replace Bitcoin, our inability to develop, improve or effectively scale Bitcoin acquisition or the educational programs or financial and advisory services, government regulation or our failure, for any reason, to continue to take advantage of growth opportunities.

For additional information see the section entitled “Risk Factors — Risks Related to the Business and Strategy of Pubco” beginning on page 46 of the Proxy Statement / Prospectus.

Liquidity and Capital Resources

Twenty One Capital, Inc. reported loss from operations of $65,554 for the period from March 7, 2025 (inception) to September 30, 2025. As of September 30, 2025, the Twenty One Capital, Inc. had no cash and a net working capital deficit and accumulated deficit of $65,554.

Twenty One Assets, LLC reported loss from operations of $1,063,452 for the period from April 17, 2025 (inception) to September 30, 2025. As of September 30, 2025, the Twenty One Assets, LLC had an aggregate cash balance of $808,230, a net working capital of $136,548 and accumulated deficit of $1,063,452.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs, as well as outstanding debt, obligations under that debt and the value of its Bitcoin holdings. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs.

The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

The Company’s future capital requirements will depend on many factors. In order to finance its growth, the Company will need to raise additional financing. If additional financing is required from outside sources, the Company may not be able to raise such capital on terms acceptable to the Company or at all.

If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern ,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date our financial statements included in the Proxy Statement/Prospectus. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the closing of the Business Combination, the Company received net cash proceeds of approximately $119.3 million.

Critical Accounting Estimates

Twenty One’s unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q are prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates on assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Given the limited operating history, we currently do not have any critical accounting policies. See Note 3, Summary of Significant Accounting Policies of Twenty One Asset, LLC’s unaudited condensed financial statements included elsewhere in this Form 10-Q for a description of our significant accounting policies.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Bitcoin market price risk

Our Bitcoin treasury assets will be measured using observed prices from active exchanges which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through “gain (loss) on digital assets” on the statements of operations. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our digital assets.

Custodian Risk

Pubco’s Bitcoin are held with third-party custodians, currently Anchorage, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in the “Risk Factors” section of the Proxy Statement/Prospectus and the “Risk Factors” section of the Super 8-K (appearing within “Item 2.01 Completion of Acquisition or Disposition of Assets-Form 10 Information” of the Super 8-K). As of the date of this Quarterly Report, there have been no material changes to those risk factors.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously disclosed in the Super 8-K, the offer and sale of the Pubco Class A Stock and Pubco Class B Stock to Tether in exchange for the sale of the Additional PIPE Bitcoin by Tether and the offer and sale of Pubco Class B Stock to the Sellers pursuant to the Business Combination Agreement, are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TWENTY ONE CAPITAL, INC.

Date: December 19, 2025	By:	/s/ Jack Mallers
	Name:	Jack Mallers
	Title:	Chief Executive Officer (Principal Executive Officer)

TWENTY ONE CAPITAL, INC.

Date: December 19, 2025	By:	/s/ Steven Meehan
	Name:	Steven Meehan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)