Form 10-K
period 2025-12-31
Twenty One Capital, Inc.
filed 2026-03-31
CIK 2070457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 001-42997

Twenty One Capital, Inc.
(Exact name of registrant as specified in its charter)

Texas	36-2506682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(206) 552-9859
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	XXI	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error or previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common equity and, therefore, the Registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A Common Stock on the New York Stock Exchange on December 31, 2025, was approximately $365.3 million. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2026, the registrant had 346,548,153 shares of its Class A Common Stock and 304,842,759 shares of its Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions, that, if proven incorrect or do not materialize, could cause our results to differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements generally are identified by the words “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	financial results or strategies regarding the Company,

●	statements regarding the anticipated benefits of the Business Combination,

●	the assets held by the Company,

●	the price and volatility of Bitcoin,

●	Bitcoin’s growing prominence as a digital asset and as the foundation of a new financial system,

●	The Company’s listing on the New York Stock Exchange,

●	the macro and political conditions surrounding Bitcoin,

●	the planned business strategy including the Company’s ability to develop a corporate architecture capable of supporting financial products built with and on Bitcoin and future innovations that will replace legacy financial tools with Bitcoin-aligned alternatives,

●	The Company’s ability to grow its Bitcoin per share, and Bitcoin return rate,

●	The Company’s ability to build Bitcoin financial services and build on top of Bitcoin with high-margin, high-growth cash flow opportunities,

●	The Company’s ability to give its shareholders Bitcoin exposure to participate in Bitcoin in the capital markets plans and use of proceeds as well as any potential future capital raises,

●	objectives of management for future operations of the Company,

●	the upside potential and opportunity for investors,

●	The Company’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends, and

●	future financial condition and performance and expected financial impacts of the Business Combination.

There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including the risk factors discussed in this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Frequently Used Terms

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” and “our” refers to Twenty One Assets, LLC prior to the Business Combination and Twenty One Capital, Inc. and its subsidiaries after giving effect to the Business Combination, as the context suggests. In this document the following terms, when capitalized, have the following meanings, unless the context otherwise requires.

“$,” “USD,” “US$” and “U.S. dollar” each refer to the legal currency of the United States.

“Additional PIPE Bitcoin” means the 4,422.688667 Bitcoin purchased by Tether (being equal to 10,500 Bitcoin minus (i) the Initial PIPE Bitcoin, minus (ii) the Option PIPE Bitcoin, and minus (iii) the April In-Kind PIPE Bitcoin).

“Additional PIPE Bitcoin Purchase Price” means an amount equal to the Additional PIPE Bitcoin multiplied by the Signing Bitcoin Price.

“Additional Shares” means additional shares of Class A Common Stock surrendered for conversion under certain circumstances described in the Indenture, increasing the Conversion Rate for the Convertible Notes.

“Affiliate(s)” when used with respect to a particular person, means any other person directly or indirectly controlling, controlled by or under common control with such person as of the date on which, or at any time during the period for which, the determination of affiliation is being made, whether through one or more intermediaries or otherwise, and the term “control” (including the terms “controlling,” “controlled by” and “under common control with”) means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise.

“Amended and Restated Bylaws” means the amended and restated bylaws of Twenty One Capital adopted in connection with the Closing.

“Amended and Restated Certificate of Formation” or “Amended and Restated Company Charter” means the amended and restated certificate of formation of Twenty One Capital adopted in connection with the Closing.

“Amended and Restated Registration Rights Agreement” means the Amended and Restated Registration Agreement executed at Closing by and among Twenty One Capital, CEP, the Sponsor, Tether, Bitfinex and SoftBank.

“Amendment No. 1 to the Business Combination Agreement” means Amendment No. 1 to the Business Combination Agreement, dated as of July 26, 2025, by and among CEP, Twenty One, Twenty One Capital, CEP Merger Sub, the Sellers and, solely for certain limited purposes, SoftBank.

“Anchorage” means Anchorage Digital Bank, NA, a digital asset custodian servicing institution.

“Ancillary Agreement(s)” means each agreement, instrument or document attached to the Business Combination Agreement as an exhibit, and the other agreements, certificates and instruments executed or delivered by any of the Parties in connection with or pursuant to the Business Combination Agreement or the Transactions, including the Contribution Agreement, the Sponsor Support Agreement, the Securities Exchange Agreement, the Lock-Up Agreements, the Amended and Restated Registration Rights Agreement, the Equity PIPE Subscription Agreements, the Convertible Notes Subscription Agreements, the Services Agreement, the Organizational Documents and the SoftBank Purchase Agreement.

“Anniversary Release” means six months after the date of the Closing.

“April Equity PIPE” means the issuance and sale by CEP of the April Equity PIPE Shares to the April Equity PIPE Investors which occurred immediately prior to the CEP Merger.

“April Equity PIPE Investors” means the investors that entered into the April Equity PIPE Subscription Agreements with CEP and Twenty One Capital.

“April Equity PIPE Shares” means the 20,000,000 CEP Class A Ordinary Shares issued by CEP to the April Equity PIPE Investors prior to the CEP Merger.

“April Equity PIPE Subscription Agreements” means the Subscription Agreements, dated April 22, 2025, by and among CEP, Twenty One Capital and each of the April Equity PIPE Investors.

“April In-Kind PIPE Bitcoin” means the 259.2396 Bitcoin that certain April Equity PIPE Investors have agreed to contribute to CEP in exchange for April Equity PIPE Shares pursuant to their Equity PIPE Subscription Agreements.

“April PIPE Investments” means, collectively, the April Equity PIPE and the Convertible Notes PIPE.

“ASU 2023-08” means the updated accounting standards issued by the Financial Accounting Standards Board to address accounting and disclosure of certain crypto assets.

“ATS(s)” means alternative trading system.

“Bitcoin Price” or “BRRNY” means with respect to any given day, the CME CF Bitcoin Reference Rate—New York Variant index for such day.

“Bitfinex” means iFinex, Inc., a British Virgin Islands company.

“Board of Governors of the Federal Reserve” means the Board of Governors of the Federal Reserve System of the United States.

“BPS” means a ratio calculated by dividing the amount of Bitcoin held by Twenty One by the outstanding shares of Class A Common Stock.

“BRR” means the rate at which BPS grows over time.

“Business Combination” or “Transactions” means, collectively, the Mergers and the other transactions contemplated by the Business Combination Agreement and the Ancillary Agreements.

“Business Combination Agreement” means the Business Combination Agreement, dated as of April 22, 2025, by and among CEP, Twenty One Assets, Twenty One Capital, the CEP Merger Sub, the Sellers and, solely for certain limited purposes, SoftBank, as amended by Amendment No. 1 to the Business Combination Agreement.

“Business Day(s)” means any day other than a Saturday, Sunday or a legal holiday on which commercial banking institutions in New York, New York, Austin, Texas, and the Cayman Islands are authorized to close for business.

“Cantor” means Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of the Sponsor and CF&Co. and, prior to the Closing, CEP.

“Cantor F&F Sale” means the sale by Tether to the Sponsor of an aggregate of 500,000 shares of Class A Common Stock at a price of $10.00 per share pursuant to the Cantor F&F SPA.

“Cantor F&F SPA” means the sale and purchase agreement, dated as of October 16, 2025, by and between Tether and the Sponsor.

“Cayman Act” means the Companies Act (As Revised) of the Cayman Islands.

“CEP” means Cantor Equity Partners, Inc., a Cayman Islands exempted company. CEP merged with and into CEP Merger Sub at Closing.

“CEP Class A Ordinary Shares” means class A ordinary shares, par value $0.0001 per share, of CEP.

“CEP Class B Ordinary Shares” means class B ordinary shares, par value $0.0001 per share, of CEP.

“CEP Founder Shares” or “Founder Shares” means, initially, the 2,500,000 CEP Class B Ordinary Shares purchased by the Sponsor for $25,000 in a private placement prior to the CEP IPO; provided that following the Closing, CEP Founder Shares refers to the shares of Class A Common Stock received by the Sponsor in exchange for CEP Class A Ordinary Shares in the CEP Merger, after the conversion of CEP Class B Ordinary Shares into CEP Class A Ordinary Shares pursuant to the CEP Memorandum and Articles and after giving effect to the consummation of the transactions contemplated by the Sponsor Support Agreement and Securities Exchange Agreement.

“CEP IPO” means the initial public offering of the Public Shares by CEP which was consummated on August 14, 2024.

“CEP Memorandum and Articles” means the amended and restated memorandum and articles of association of CEP as of the date hereof, as amended and in effect under the Cayman Act.

“CEP Merger” means the merger of CEP with and into CEP Merger Sub, with CEP Merger Sub continuing as the CEP Surviving Company.

“CEP Merger Sub” means Twenty One Merger Sub D, a Cayman Islands exempted company and a wholly owned subsidiary of Twenty One Capital.

“CEP Ordinary Shares” means collectively, the CEP Class A Ordinary Shares and the CEP Class B Ordinary Shares.

“CEP Pre-Closing Statement” means the pre-Closing statement delivered by CEP prior to the Closing in accordance with the Business Combination Agreement.

“CEP Private Placement” means the sale of the 300,000 CEP Class A Ordinary Shares to the Sponsor that occurred concurrently with the CEP IPO.

“CEP Shareholders” means the holders of CEP Ordinary Shares.

“CEP Subsidiary A” means CEP Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of CEP.

v

“CEP Subsidiary B” means CEP Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEP Subsidiary A.

“CEP Surviving Subsidiary” means CEP Merger Sub continuing as the surviving entity after CEP merges with and into CEP Merger Sub in the CEP Merger.

“CF&Co.” means Cantor Fitzgerald & Co., a New York general partnership, the representative of the underwriters in the CEP IPO and an affiliate of the Sponsor, Cantor and, prior to the Closing, CEP.

“CFTC” means the Commodity Futures Trading Commission.

“CLARITY Act” means the Digital Asset Market Clarity Act passed by the U.S. House of Representatives on July 17, 2025, that is now awaiting Senate action.

“Class A Common Stock” means the shares of class A common stock, par value $0.01 per share, of Twenty One Capital.

“Class B Common Stock” means the shares of class B common stock, par value $0.01 per share, of Twenty One Capital.

“Closing” means the closing of the Transactions.

“Closing Date” means the date of the Closing.

“CME” means CME Group Benchmark Administration Limited.

“Code” means the Internal Revenue Code of 1986, as amended.

“Collateral” means collectively, whether now existing or hereafter from time to time arising and whether now owned or hereafter from time to time acquired by the Company: (i) the Collateral Accounts; (ii) all Crypto Assets (as defined in the Security Agreement) at any time on deposit in any Collateral Account, including all income, deposits, earnings and distributions thereon and all proceeds, products and accessions of and to any and all of the foregoing, including whatever is received or receivable upon any collection, exchange, sale or other disposition of any of the foregoing; (iii) any property into which any of the foregoing is converted, whether cash or non-cash proceeds; (iv) any and all other amounts paid or payable under or in connection with any of the foregoing; (v) all “security entitlements” (as defined in Section 8-102(a)(17) of the NYUCC) of Twenty One Capital in any and all of the foregoing; (vi) and all rights, claims and causes of action, if any, that the Company may have against any person in respect of the foregoing.

“Collateral Accounts” means the segregated accounts established by Anchorage holding the collateral as Securities Intermediary, as set out in the Security Agreement.

“Collateral Agent” means Anchorage Digital Bank, N.A.

“Commodity Exchange Act” means the Commodity Exchange Act of 1936.

“Company” or “Twenty One Capital” means Twenty One Capital, Inc., a Texas corporation.

“Company Board” means the board of directors of Twenty One Capital.

“Company Stock” means the shares of common stock, par value $0.01 per share, of Twenty One Capital.

“Contribution” means the contribution made immediately prior to Closing, pursuant to the Contribution Agreement, of (i) 24,500 Bitcoin by Tether to Twenty One Assets, and (ii) 7,000 Bitcoin by Bitfinex to Twenty One Assets, for an aggregate contribution of 31,500 Bitcoin.

“Contribution Agreement” means the Contribution Agreement, dated April 22, 2025, by and among Twenty One Assets, Tether and Bitfinex.

“Convertible Note Investors” means the investors that entered into the Convertible Notes Subscription Agreements with CEP and Twenty One Capital.

“Convertible Notes” means the 1.00% convertible senior secured notes due 2030 issued by the Company pursuant to the Indenture.

“Convertible Notes PIPE” means the sale and issuance of Convertible Notes pursuant to the Convertible Notes Subscription Agreements and the agreements with the Sponsor and CF&Co. in an aggregate principal amount of $486,500,000 (inclusive of the Option Notes).

“Convertible Notes Subscription Agreements” means the Subscription Agreements, dated April 22, 2025, by and among Twenty One Capital, CEP and each of the Convertible Note Investors.

“Conversion Date” means the date that the Holder has complied with the requirements of conversion in the Indenture.

“Conversion Price” means as of any date, $1,000, divided by the Conversion Rate as of such date.

“Conversion Rate” means the initial conversion rate determined based on the formula set forth in the Indenture as calculated at the Closing, subject to customary adjustments.

“Corporate Event” means each of a Fundamental Change, Make-Whole Fundamental Change or Share Exchange Event.

“Custody Agreement” means the custody agreement entered into prior to Closing among the Company, Twenty One Assets and the Securities Intermediary regarding the custody of Collateral.

“DCIA” means the Digital Commodity Intermediaries Act.

“Directors” means the directors of Twenty One Capital from time to time, and each a Director.

“DTC” means The Depository Trust Company.

“Engagement Letter Notes” means the Convertible Notes, if any, issued to CF&Co. pursuant to the PIPE Engagement Letter.

“Equity PIPE Investors” means, collectively, the April Equity PIPE Investors and the June Equity PIPE Investors.

“Equity PIPE Shares” means the 27,857,143 CEP Class A Ordinary Shares issued by CEP to the Equity PIPE Investors prior to the CEP Merger.

“Equity PIPE Subscription Agreements” means, collectively, the April Equity PIPE Subscription Agreements and the June Equity PIPE Subscription Agreements.

“Equity PIPEs” means, collectively, the April Equity PIPE and the June Equity PIPE.

“ETF(s)” means exchange-traded funds.

“ETP(s)” means exchange-traded products.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Exchange Notes” means the $46,300,000 principal amount of Convertible Notes issued to the Sponsor immediately after the Closing pursuant to the Securities Exchange Agreement.

“Exchange Shares” means the Founder Shares that the Sponsor transferred and assigned to the Company in exchange for the Exchange Notes pursuant to the Securities Exchange Agreement, in an amount of 4,630,000 Class A Common Stock, being equal to the number of CEP Class A Ordinary Shares received by the Sponsor in exchange for its CEP Class B Ordinary Shares and retained by the Sponsor in accordance with the Sponsor Support Agreement, less 3,415,104.

“Ex-Dividend Date” means the first date on which shares of the Class A Common Stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive the issuance, dividend or distribution in question, from the Company or, if applicable, from the seller of Class A Common Stock on such exchange or market (in the form of due bills or otherwise) as determined by such exchange or market, as further described under the Indenture.

“FCA” means the United Kingdom’s Financial Conduct Authority.

“FDIC” means Federal Deposit Insurance Corporation.

“FINRA” means the Financial Industry Regulatory Authority.

“Form S-4 Registration Statement” means the registration statement on Form S-4 (File No. 333-290246) filed by the Company and Twenty One Assets with the SEC.

“FSMA 2023” means the Financial Services and Markets Act 2023 adopted and implemented by the United Kingdom in June 2023.

“Fundamental Change Repurchase Date” means the date specified by the Company pursuant to the Indenture, where if a Fundamental Change occurs at any time prior to the Maturity Date, each Holder will have the right, at such Holder’s option, to require the Company to repurchase for cash all of such Holder’s Convertible Notes or any portion thereof that is equal to $1,000 or an integral multiple of $1,000.

“GENIUS Act” means the Guiding and Establishing National Innovation for U.S. Stablecoins Act passed by the U.S. Congress on July 17, 2025, which was signed into law by President Donald Trump on July 18, 2025.

“Governance Agreement” means the Governance Agreement entered into at Closing, by and among the Company, Tether, Bitfinex and SoftBank.

“Governance Term Sheet” means the Governance Term Sheet, dated April 22, 2025, by and among Tether, Bitfinex and SoftBank.

“Holder(s)” means the registered holder of a Convertible Note.

“In-Kind PIPE Bitcoin” means, collectively, the April In-Kind PIPE Bitcoin and the June In-Kind PIPE Bitcoin.

“Incentive Plan” means the Twenty One Capital, Inc. 2025 Stock Incentive Plan, adopted at Closing and effective as of December 8, 2025, as amended from time to time.

“Indenture” means the Indenture executed at Closing by the Company, the Collateral Agent and the Trustee.

“Initial Convertible Notes PIPE” means the proposed sale and issuance of the Subscription Notes pursuant to the Convertible Notes Subscription Agreements with an aggregate principal amount of $340.2 million.

“Initial PIPE Bitcoin” means the 4,812.220927 Bitcoin that Tether purchased within ten (10) business days of the execution of the Business Combination Agreement in an amount equal to the Initial PIPE Net Proceeds.

“Initial PIPE Net Proceeds” means $458.7 million, being equal to the aggregate gross cash proceeds of the April PIPE Investments less a holdback of $52 million.

“Insider Letter” means the letter agreement, dated as of August 12, 2024, and as amended, by and among CEP, the Sponsor and the officers and directors of CEP at the time of the CEP IPO.

“Investment Company Act” means the United States Investment Company Act of 1940.

“IRA” means United States Inflation Reduction Act of 2022.

“Issue Date” means the date the Convertible Notes are issued.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“June Equity PIPE” means the issuance and sale by CEP of the June Equity PIPE Shares to the June Equity PIPE Investors immediately prior to the CEP Merger.

“June Equity PIPE Investors” means the investors that entered into the June Equity PIPE Subscription Agreements with CEP and Twenty One Capital.

“June Equity PIPE Shares” means the up to 7,857,143 CEP Class A Ordinary Shares issued by CEP to the June Equity PIPE Investors prior to the CEP Merger.

“June Equity PIPE Subscription Agreements” means the Subscription Agreements, dated June 19, 2025, by and among CEP, Twenty One Capital and each of the June Equity PIPE Investors.

“June In-Kind PIPE Bitcoin” means the 132.9547 Bitcoin that certain June Equity PIPE Investors have agreed to contribute to CEP in exchange for June Equity PIPE Shares pursuant to their respective June Equity PIPE Subscription Agreements.

“June PIPE Bitcoin” means the 1,381.15799423 Bitcoin that Tether purchased in an amount equal to the June Equity PIPE Net Proceeds.

“June PIPE Bitcoin Sale and Purchase Agreement” means the June PIPE Bitcoin Sale and Purchase Agreement, dated as of June 23, 2025, by and among Twenty One Capital, Tether, SoftBank and CEP.

“June PIPE Net Proceeds” means an amount equal to approximately $147.5 million, being the aggregate gross cash proceeds of the June Equity PIPE less a holdback of $3.3 million.

“Last Reported Sale Price” means the last reported sale price of the Class A Common Stock, as determined and specified under the Indenture.

“Lock-Up Agreement(s)” means the Lock-Up Agreement executed at Closing by the Company and each of the Sellers and SoftBank.

“Make-Whole Fundamental Change” means any transaction or event that constitutes a Fundamental Change (after giving effect to any exceptions to or exclusions from such definition, but without regard to clause (i) of the proviso in clause (2) of the definition of Fundamental Change).

“Maturity Date” means December 1, 2030.

“Measurement Period” means the period prior to the close of business on the business day immediately preceding the date that is six (6) months prior to the Maturity Date, where a Holder may surrender all or any portion of its Convertible Notes for conversion at any time during the five business day period immediately after any five consecutive trading day period.

“Merger Consideration Shares” means the Class A Merger Consideration Shares together with the Class B Merger Consideration Shares.

“Mergers” means the CEP Merger and the Twenty One Merger.

“MiCA” means the European Union’s Markets in Crypto Assets Regulation.

“MLRs” means the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017.

“Non-U.S. Holder” means a beneficial owner of Convertible Notes and/or Class A Common Stock that is not a U.S. Holder.

“NYSE” means the New York Stock Exchange.

“OCC” means the Office of the Comptroller of the Currency of the United States.

“Option” means the option granted by the Company during the Option Period to the Convertible Notes Investors to purchase $100,000,000 additional principal amount of Convertible Notes, which was fully subscribed for by Convertible Notes Investors and the Sponsor.

“Option Notes” means the additional Convertible Notes subscribed to by certain Convertible Note Investors and the Sponsor on May 22, 2025, pursuant to the Option.

“Option Period” means the 30-day period from April 22, 2025, to May 22, 2025, during which Convertible Note Investors electing to do so exercised the Option.

“Option PIPE Bitcoin” means the 917.47360612 Bitcoin purchased by Tether within ten (10) Business Days of the end of the Option Period in an amount equal to the Option PIPE Bitcoin Purchase Amount.

x

“Option PIPE Net Proceeds” means $99,500,000, being an amount equal to the gross proceeds of the Option Notes less a holdback of 0.5% of the gross proceeds of the Option Notes.

“Optional Redemption” means the redemption of all or any portion of the Notes by the Company at the Redemption Price on or after the date that is three years from the Issue Date, in accordance with the provisions of to the Indenture.

“Organizational Documents” means the Amended and Restated Company Charter and the Amended and Restated Bylaws.

“Partial Redemption Limitation” means the requirement that if the Company elects to redeem fewer than all of the outstanding Convertible Notes, at least $25,000,000 aggregate principal amount of Convertible Notes must be outstanding and not subject to Optional Redemption as of the time Twenty One Capital delivers, and after giving effect to the delivery of, the Redemption Notice.

“Parties” means the parties to the Business Combination Agreement, being CEP, Twenty One Assets, Twenty One Capital, CEP Merger Sub, Tether, Bitfinex and SoftBank.

“Permitted Liens” means any:

●	liens which are junior in priority to the lien securing the Convertible Notes and subject to an intercreditor agreement that is on customary terms (as determined by the Company in good faith);

●	liens in favor of the Securities Intermediary (as defined in the Security Agreement);

●	liens for taxes, assessments or governmental charges, claims or levies that are (i) not yet due or payable or (ii) that are being contested in good faith by appropriate proceedings promptly instituted and diligently concluded; provided that any reserve or other appropriate provision as is required in conformity with GAAP has been made therefor for any such liens described in clause (ii);

●	liens arising or imposed by law, including carriers’, warehousemen’s, landlord’s, mechanics’ liens and other like liens, and customary liens retained by or granted to carriers, landlords and mechanics under the terms of agreements pursuant to which services are rendered or property is leased by such persons to the Company or any of its subsidiaries and liens in favor of customs and revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods;

●	liens in favor of a banking institution arising as a matter of law encumbering deposits (including, without limitation, rights of set-off and credit balances) with respect to deposit accounts (as defined under the Uniform Commercial Code) that are within the general parameters customary to the banking industry;

●	liens encumbering deposits made to secure obligations arising from statutory, regulatory, contractual or warranty requirements of the Company or any of its Subsidiaries, including rights of offset and set-off;

●	liens to secure the performance of statutory obligations, surety or appeal bonds, performance bonds or other obligations of a like nature incurred in the ordinary course of business;

●	liens incurred as a result of a judgment by a court of competent jurisdiction that does not otherwise give rise to an Event of Default under the Indenture;

●	liens arising solely by virtue of the holding of the Collateral by a custodian, including any technical, administrative or contractual liens in favor of such custodian pursuant to the terms of the custodial arrangement; provided that such liens secure only obligations of the custodian in its capacity as such and do not secure any indebtedness; and

●	liens securing the Convertible Notes (other than Additional Notes (as defined in the Indenture)).

“PIPE” means private investment in public equity.

“PIPE Bitcoin” means the Option PIPE Bitcoin, the Initial PIPE Bitcoin and the June PIPE Bitcoin.

“PIPE Engagement Letter” means the letter agreement, dated April 22, 2025, by and among CF&Co., CEP and Twenty One Capital, as amended by the amendment thereto, dated as of June 25, 2025, pursuant to which CF&Co. has agreed to provide placement agent services in connection with each of the PIPE Investments and certain future capital markets advisory and other non-financial advisory services to Twenty One Capital.

“PIPE Investments” means the Equity PIPEs and the Convertible Notes PIPE.

“PIPE Investors” means the Equity PIPE Investors and the Convertible Note Investors.

“PIPE Subscription Agreements” means, collectively, the Equity PIPE Subscription Agreements, the Convertible Notes Subscription Agreements and the Sponsor Convertible Notes Subscription Agreement.

“Preferred Stock” means the shares of preferred stock, par value $0.01 per share, of Twenty One Capital.

“prospectus” means this prospectus included in the Registration Statement.

“Public Shareholders” means the holders of Public Shares.

“Public Shares” means the 10,000,000 CEP Class A Ordinary Shares issued in the CEP IPO.

“Redemption Notice” means a notice delivered by the Company with respect to an Optional Redemption, in accordance with the provisions of the Indenture.

“Registration Statement” or “Resale Registration Statement” means the registration statement on Form S-1 filed by the Company with the SEC to register the resale of the shares of Class A Common Stock underlying the Convertible Notes (File No. 333-292584).

“Repurchase Date” means the date where each Holder will have the right, at such Holder’s option, to require the Company to repurchase for cash on the date that is three (3) years as of the date of issuance of the Convertible Notes.

“RFIA” Responsible Financial Innovation Act of 2025.

“SAB” means the Staff Accounting Bulletin issued by the SEC.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as may be amended.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the United States Securities Act of 1933, as amended.

“Securities Exchange Agreement” means the Securities Exchange Agreement executed by and between Twenty One Capital and the Sponsor at Closing.

“Securities Intermediary” means Anchorage, in its capacity as securities intermediary under the Security Agreement.

“Security Agreement” means the Security Agreement executed at Closing by the Company, the Securities Intermediary and the Collateral Agent.

“Sellers” means the shareholders of Twenty One Assets prior to the Closing, being Tether and Bitfinex.

“Services Agreement” means the Services Agreement executed at Closing by and between the Company and Tether.

“Share Exchange Event” means in each case as a result of which the common stock would be converted into, or exchanged for, stock, other securities, other property or assets (including cash or any combination thereof) in accordance with the provisions of the Indenture.

“Signing Bitcoin Price” means $84,863.57 (which is equal to the average Bitcoin Price for the ten-day period ending April 21, 2025, the day prior to the date of the Business Combination Agreement).

“SoftBank” means Stellar Beacon LLC, a Delaware limited liability company.

“SoftBank Purchase Agreement” means the sale and purchase agreement, dated as of April 22, 2025, as amended and restated on June 23, 2025, by and between Tether and SoftBank.

“SoftBank Shares” means an equal number of shares of Class A Common Stock and Class B Common Stock purchased by SoftBank pursuant to the SoftBank Purchase Agreement.

“Sponsor” means Cantor EP Holdings, LLC, a Delaware limited liability company, which is 100% owned by Cantor.

“Sponsor Convertible Notes Subscription Agreement” means the subscription agreement, dated May 22, 2025, by and among the Sponsor, CEP and Twenty One Capital.

“Sponsor Loan” means the amended and restated promissory note entered into by CEP in favor of the Sponsor on November 5, 2024, and effective as of August 12, 2024, evidencing the loan of up to $1,750,000 committed to CEP by the Sponsor to fund CEP’s expenses after the CEP IPO and prior to a business combination relating to investigating and selecting an acquisition target and other working capital requirements.

“Sponsor Support Agreement” means the Sponsor Support Agreement, dated April 22, 2025, by and among Twenty One Capital, CEP and the Sponsor.

“Sponsor Support Agreement Amendment” means Amendment No. 1 to Sponsor Support Agreement, dated June 25, 2025, by and among Twenty One Capital, CEP and the Sponsor.

“Strike” means Strike Limited.

“Subscription Notes” means Convertible Notes with an aggregate principal amount of $340.2 million.

“TBOC” means the Texas Business Organizations Code.

“Term SOFR Screen Rate” shall mean the forward-looking SOFR term rate for a three-month tenor administered by CME (or any successor administrator determined by Purchaser in consultation with Seller) and published on the applicable Reuters screen page (or such other commercially available source providing such quotations as may be designated by Purchaser in consultation with Seller).

“Tether” means Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable.

“Texas Business Combination Law” means the Business Organizations Code adopted by the State of Texas.

“Trustee” means U.S. Bank Trust Company, National Association.

“Twenty One Assets” means Twenty One Assets, LLC, a Delaware limited liability company.

“Twenty One Class A Interests” means class A common membership interests of Twenty One Assets.

“Twenty One Class B Interests” means class B common membership interests of Twenty One Assets.

“Twenty One Merger” means the merger of Twenty One Assets with and into Twenty One Merger Sub.

“Twenty One Merger Sub” means CEP Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEP Subsidiary B.

“U.S. GAAP” or “GAAP” means generally accepted accounting principles in the United States of America.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that make an investment in our securities speculative or risky, any one of which could materially adversely affect our business, financial condition, or results of operations. These risks include those listed below. This list is not complete, and should be read together with the “Risk Factors” found elsewhere in this Annual Report, as well as the other information in this Annual Report and the other filings that we make with the SEC.

Risks Related to the Business and Strategy of Twenty One Capital

●	Twenty One has limited operating history and has not yet produced any revenues, which make it difficult to evaluate Twenty One Capital’s business and future prospects, and Twenty One Capital may not be able to achieve or maintain profitability in any given period.

●	Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.

●	We plan to accelerate Bitcoin adoption and Bitcoin literacy. We have not previously engaged in the business of online learning programs and educational content, and growing these operations could be difficult for us, including, without limitation, due to operational challenges and significant competition.

●	A substantial part of Twenty One Capital’s assets is its Bitcoin holdings and cash and cash equivalents from the proceeds of the Business Combination and the PIPE Investments not invested in Bitcoin. Although the Company is expected to have certain other operations, the Company will depend on such retained cash and cash equivalents to pay its debts and other obligations.

Risks Related to Being a Public Company and Ownership of Common Stock

●	The issuance of additional shares or convertible securities by the Company could make it difficult for another company to acquire the Company, may dilute the ownership of Twenty One Capital shareholders and could adversely affect the price of Class A Common Stock.

●	The Company is an “emerging growth company” and a “smaller reporting company.” The reduced public company reporting requirements applicable to emerging growth companies may make Class A Common Stock less attractive to investors.

●	Because our Class A Common Stock is non-voting, we and our stockholders are exempt from certain provisions of U.S. securities laws. This may limit the information available to holders of our Class A Common Stock and Convertible Notes.

●	Tether, Bitfinex and SoftBank, whose interests may conflict with yours, can individually exercise significant influence over the Company. You will have no voting rights of Class A Common Stock except as required by the TBOC and the concentrated ownership of Company Stock may prevent you and other shareholders from influencing significant decisions in the very limited circumstances in which the TBOC will give you the right to vote and may prevent or discourage unsolicited acquisition proposals or offers for Company Stock, and that may adversely affect the trading price of Class A Common Stock.

●	Tether and Bitfinex, through their voting control of Twenty One Capital, are in a position to control actions that require shareholder approval and may make decisions that are adverse to other shareholders.

●	Twenty One Capital may or may not pay cash dividends in the foreseeable future.

●	Twenty One Capital is a controlled company under applicable securities exchange rules and expects to avail itself of applicable exemptions from the corporate governance requirements thereof.

Risks Related to the Convertible Notes

●	Twenty One Capital’s indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes and could have a further material adverse effect on our business, financial condition and results of operations.

●	Twenty One Capital’s obligation to offer to redeem the Convertible Notes upon the occurrence of a Fundamental Change will be triggered only by certain specific transactions, and may discourage a transaction that could be beneficial to the holders of Class A Common Stock and the Convertible Notes.

●	Twenty One Capital may not be able to generate sufficient cash to service all of its indebtedness, including the Convertible Notes, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful or be on commercially reasonable terms, which would materially and adversely affect Twenty One Capital’s financial position and results of operations and Twenty One Capital’s ability to satisfy its obligations under the Convertible Notes.

●	The Indenture contains terms which restrict Twenty One Capital’s current and future operations, particularly its ability to respond to changes or to take certain actions.

●	Our obligation to repurchase the Convertible Notes at the Convertible Note Investors’ option could significantly strain our liquidity and financial condition.

●	A lowering or withdrawal of the ratings assigned to Twenty One Capital’s debt securities by rating agencies, if any, may increase Twenty One Capital’s future borrowing costs and reduce its access to capital.

●	There may not be sufficient collateral securing the Convertible Notes to pay all or any portion of the Convertible Notes, including because there are circumstances other than repayment or discharge of the Convertible Notes under which the collateral will be released automatically, without holders’ consent or the consent of the trustee under the Indenture.

●	The accounting method for convertible debt securities that may be settled in cash, including the Convertible Notes, may have a material effect on Twenty One Capital’s reported financial results.

●	The Convertible Notes are convertible into Class A Common Stock, which will not be entitled to voting rights even after the Convertible Notes are converted. As a result, you will be subject to all the risks associated with holding Class A Common Stock.

●	Other risks and uncertainties indicated in this Annual Report, including those set forth under the section entitled “Risk Factors.”

Part I

Item 1. Business

Business

Overview

Twenty One Capital, Inc. (“Twenty One Capital”, “Twenty One” or the “Company”) was incorporated in Texas on March 7, 2025. Pursuant to the Business Combination Agreement entered into to effect a business combination between Cantor Equity Partners, Inc. a Cayman Islands exempted company (“CEP”) and Twenty One Assets, LLC, (“Twenty One Assets”) a Delaware private limited liability company (the “Business Combination”), Twenty One Capital was formed to complete the Business Combination and is now an operating company focused exclusively on Bitcoin-related business lines that, among other things, offer shareholders a differentiated opportunity to gain exposure to Bitcoin through the equity markets. With a Bitcoin-native operating structure and a strategy designed to deliver long-term value, Twenty One Capital intends to become a leading vehicle for capital-efficient Bitcoin accumulation and related business development.

The Business Combination

Pursuant to the Business Combination Agreement, on December 8, 2025, upon the consummation (the “Closing”) of the Business Combination, (i) CEP merged with and into Twenty One Merger Sub D, a Cayman Islands exempted company (“CEP Merger Sub”), pursuant to the Plan of Merger entered into between CEP Merger Sub, CEP and Twenty One Capital (the “Plan of Merger”), with CEP Merger Sub continuing as the surviving entity, as a result of which the holders of CEP Ordinary Shares (“CEP Shareholders”) received one share of Class A Common Stock of Twenty One Capital for each CEP Class A Ordinary Share held by such CEP Shareholder, and (ii) Twenty One Assets merged with and into CEP Merger Sub C, Inc., a Delaware corporation and then an indirect subsidiary of CEP (“Company Merger Sub”), with Company Merger Sub continuing as the surviving company, as a result of which Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) received shares of Class A Common Stock and Class B Common Stock of Twenty One Capital in exchange for their membership interests in Twenty One Assets.

Contemporaneously with the execution of the Business Combination Agreement, Tether and Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”) entered into the SoftBank Purchase Agreement as amended and restated on June 23, 2025 (the “SoftBank Purchase Agreement”), pursuant to which, among other things, immediately following the Closing, Tether transferred to SoftBank 89,106,748 shares of Class A Common Stock and Class B Common Stock (the “SoftBank Shares”), and SoftBank paid Tether a consideration of $999,300,487.76, based on a formula described thereunder.

Contemporaneously with the execution of the Business Combination Agreement, Twenty One Capital and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which the Convertible Note Investors have agreed to purchase $340.2 million aggregate principal amount of Convertible Notes (the “Subscription Notes” and such subscription, the “Initial Convertible Notes PIPE” and together with the option for the Option Notes (as defined below), the exchange for the Exchange Notes (as defined below) and any issuance of the Engagement Letter Notes (as defined below), the “Convertible Notes PIPE”), upon the terms and subject to the conditions set forth therein. In addition, Twenty One Capital granted the Convertible Note Investors an option to purchase, for a period of 30 days following the execution of the Convertible Notes Subscription Agreements (the “Option Period”), additional Convertible Notes in an aggregate principal amount of up to $100 million (the “Option Notes”), on a pro rata basis based on such Convertible Note Investor’s participation in the Initial Convertible Notes PIPE. This option was fully subscribed as of the expiration of the Option Period on May 22, 2025 by the Convertible Note Investors and the Sponsor (the “Option”). In addition, in connection with the full exercise of the Option by the Convertible Note Investors and the Sponsor, on May 22, 2025, the Sponsor entered into the Sponsor Convertible Notes Subscription Agreement on substantially the same terms as the Convertible Notes Subscription Agreements with respect to its $12,791,000 pro rata allotment of the Option Notes. The Convertible Notes were issued on December 8, 2025. The total aggregate principal value of the Convertible Notes is $486.5 million.

Contemporaneously with the execution of the Business Combination Agreement, CEP and Twenty One Capital entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), pursuant to which, at Closing, CEP issued, and the April Equity PIPE Investors purchased, the April Equity PIPE Shares for an aggregate purchase price of $200 million ($10.00 per share). On June 19, 2025, CEP and Twenty One Capital entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”), pursuant to which, at Closing, CEP issued, and the June Equity PIPE Investors purchased, the June Equity PIPE Shares for an aggregate purchase price of $165 million ($21.00 per share). Pursuant to the terms of the Business Combination Agreement and the June PIPE Bitcoin Sale and Purchase Agreement, the net proceeds from the Equity PIPEs and the Convertible Notes PIPE were used by Twenty One Capital to purchase the PIPE Bitcoin from Tether.

Our Business Strategies

Twenty One is an operating company engaged in a number of businesses focused on Bitcoin. Twenty One engages in two principal activities: (i) actively accumulating Bitcoin and managing its Bitcoin holdings and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy. In addition, following these initial activities, Twenty One expects to engage in Bitcoin-centric financial services that would leverage Twenty One’s Bitcoin expertise to provide solutions tailored for institutions and individuals investing in, holding, and utilizing Bitcoin. Preparation for the launch of these financial services is expected to begin shortly, with launch timing subject to regulatory approvals, market needs, and the macroeconomic environment.

Bitcoin Accumulation and Management Strategy

Twenty One’s Bitcoin accumulation and management strategy involves (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. Twenty One does not currently intend to hold any other cryptocurrencies as a treasury asset.

Twenty One is committed to a long-term Bitcoin accumulation strategy grounded in its belief that Bitcoin represents a superior monetary asset and a foundation for long-term shareholder value. Twenty One’s active management of its Bitcoin holdings does not involve speculative trading based on short-term market movements. Instead, it consists of ongoing assessment and adjustment of our capital allocation strategy in accordance with its long-term, macro-driven Bitcoin investment thesis.

Determinations with respect to Twenty One’s Bitcoin accumulation and management strategy will be made from time to time by assessing market factors including, but not limited to, (i) the current market price of Bitcoin, (ii) price trends and market level analysis, (iii) analysis of the broader macroeconomic environment, (iv) Twenty One’s relative stock performance, (v) the availability and cost of capital of equity and debt financing to Twenty One, and (vi) the price per share of Twenty One’s stock relative to the Net Asset Value of its Bitcoin holdings.

In pursuit of this strategy, Twenty One currently intends to utilize Bitcoin-specific key performance indicators including Bitcoin per share (“BPS”) and Bitcoin Rate of Return (“BRR”) to assess its performance and guide its operations. These KPIs are intended to efficiently communicate Twenty One’s mission of providing the best vehicle for Bitcoin exposure in the market. This strategy also contemplates that Twenty One may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances as described below, (ii) enter into additional capital raising transactions, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoin-centric financial services and products. While Twenty One expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

At present, Twenty One has no intention to sell Bitcoin, and views its Bitcoin position as a strategic reserve asset. However, we may consider selling Bitcoin under exceptional circumstances, such as to meet operational needs, comply with legal or regulatory obligations, pursue high-conviction strategic investments, or for general corporate purposes, subject to oversight by management and the Board.

Twenty One does not currently plan to engage in hedging its Bitcoin exposure. We believe that our long-term thesis on Bitcoin’s appreciation and adoption makes hedging unnecessary. We will revisit this policy periodically as part of our risk management processes.

Our Bitcoin Holdings

The initial Bitcoin holdings have been acquired through a combination of purchases and contributions made by Tether and Bitfinex in accordance with the Business Combination Agreement and related agreements, as described below.

During the 10-day period following the signing of the Business Combination Agreement, pursuant to the terms of the Business Combination Agreement, Tether purchased 4,812.220927 Bitcoin at an aggregate purchase price of $458.7 million, being equal to the net cash proceeds from the April Equity PIPE and Convertible Notes PIPE. These Bitcoin were acquired by the Company at Closing at the same aggregate purchase price.

During the 10-day period following the expiry of the Option Period for Convertible Note Investors as granted pursuant to the Convertible Notes Subscription Agreements, Tether purchased an additional 917.47360612 Bitcoin at an aggregate purchase price of $99.5 million, being equal to the net proceeds from the full exercise of the Option, which were acquired by the Company at Closing at the same aggregate purchase price, in each case in accordance with the terms of the Business Combination Agreement.

During the 10-day period following the signing of the June Equity PIPE Subscription Agreements, pursuant to the terms of the June PIPE Bitcoin Sale and Purchase Agreement, Tether purchased 1,381.15799423 Bitcoin at an aggregate purchase price of $147.5 million, being equal to the net cash proceeds from the June Equity PIPE. These Bitcoin were acquired by the Company at Closing at the same aggregate purchase price that Tether paid to purchase such Bitcoin.

In addition, at the Closing, pursuant to the terms of the Business Combination Agreement and Amendment No. 1 to the Business Combination Agreement, the Company acquired 4,422.688667 Bitcoin from Tether at a value of $84,863.57 per Bitcoin, such that, with the addition of this Bitcoin, the sum of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the April In-Kind PIPE Bitcoin equals 10,500 Bitcoin.

At Closing, certain April Equity PIPE Investors invested an aggregate of 259.2396 Bitcoin, and certain June Equity PIPE Investors will invest an aggregate of 132.9547 Bitcoin, in each case in lieu of cash consideration, and in accordance with the terms of their respective subscription agreements.

Pursuant to the terms of the Business Combination Agreement and the Contribution Agreement, at the Closing and prior to the Mergers, Tether contributed 24,500 Bitcoin to Twenty One, and Bitfinex contributed 7,000 Bitcoin to Twenty One, in each case at a value of $84,863.57 per Bitcoin.

As a result of these transactions, Twenty One held approximately 43,500 Bitcoin as of the Closing.

Custody of our Bitcoin

As of the Closing, we hold all of our Bitcoin in custody accounts with Anchorage, a U.S.-based, institutional-grade custodian that has demonstrated records of regulatory compliance and information security. Anchorage is a qualified custodian under the Investment Advisers Act of 1940 and chartered by the U.S. Office of the Comptroller of the Currency (“OCC”) to custody clients’ digital assets in trust on their behalf. As a result, the primary counterparty risk we are exposed to with respect to our Bitcoin is performance obligations under the custody arrangements into which we entered with Anchorage. Our Bitcoin holdings are, and from time to time may be, concentrated with a single custodian.

Our custodial services contracts do not restrict our ability to reallocate our Bitcoin among multiple custodians. In light of the significant amount of Bitcoin we hold, we may seek to engage additional digital asset custodians to diversify the custody of our Bitcoin and our potential risk exposure to any one custodian

We have and will continue to carefully select our Bitcoin custodians after undertaking a due diligence process. As part of our custodian selection process, we have and will continue to evaluate and select custodians that can demonstrate that they operate with strict security protocols, including multifactor authentication procedures designed to safekeep our Bitcoin. In addition, our custodial services agreements specify that the private keys that control our Bitcoin are to be held in a cold storage compliant manner, which is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks. We also negotiate liability provisions in our custodial contracts, pursuant to which our custodians are held liable in certain situations for their failure to safekeep our Bitcoin. In addition to our custodial arrangements, we also utilize affiliates of our Bitcoin custodians to execute Bitcoin acquisition and disposition transactions on our behalf. We leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence of these trade execution service providers.

We also plan to conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our Bitcoin. As part of our process, we will obtain and review our custodians’ Services Organization Controls reports. We are also contractually entitled to periodically review and discuss our custodians’ relevant internal controls. We expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise.

We negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the Bitcoin held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. All of our custodians are subject to regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Based on existing law and the terms and conditions of our contractual arrangements with our custodians, we believe that the Bitcoin held on our behalf by our custodians would not be considered part of a custodian’s bankruptcy estate were one or more of our custodians to enter bankruptcy, receivership or similar insolvency proceedings.

In addition, the following provides a more detailed description of the material terms of our custody arrangement with Anchorage:

At Closing, the Company entered into a custody agreement with Anchorage (the “Custody Agreement”). The Custody Agreement has an initial term of three (3) years. The agreement automatically renews for successive one-year periods unless either provides written notice of non-renewal at least thirty (30) days prior to the end of the then-current term.

The Custody Agreement may be terminated by either party for cause under several specific conditions. These include a reasonable determination that the services may violate applicable laws or pose material regulatory, risk or reputational issues. The agreement may also be terminated if the other party acts fraudulently, files for bankruptcy, is declared insolvent or violates the confidentiality provisions outlined in the agreement.

Pursuant to the Custody Agreement, Twenty One’s Bitcoin is held in a cold storage compliant manner in a segregated digital wallet, which is unique to Twenty One and not commingled with the assets of other Anchorage clients or Anchorage’s proprietary assets. Only designated and authorized personnel of Twenty One have the authority to initiate transactions from our custody account. This authority is subject to a multi-party approval process that is implemented and managed by Anchorage. The existence and balance of our Bitcoin held with Anchorage is verifiable at any time by any party by using a publicly available wallet address and a blockchain explorer.

Anchorage, through its parent company, maintains a commercial crime insurance policy, which is intended to cover the loss of client assets it custodies, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer, subject to its terms and conditions. The insurance maintained by Anchorage is shared among all of its customers, is not specific to Twenty One, and may not be available or sufficient to protect Twenty One from any or all possible losses or sources of losses. For a discussion of risks relating to the custody of our Bitcoin, see “Risk Factors—Risks Related to the Business and Strategy of Twenty One Capital”.

Policies on Airdrops, Forks, and Incidental Rights

As a holder of Bitcoin, Twenty One may from time to time become entitled to receive additional rights or assets in the form of airdrops, forks, or other incidental entitlements. These events are not initiated by us and are not part of our business strategy.

Twenty One will not proactively seek or rely upon any such entitlements, and does not consider them to be material to its business or investment thesis.

Anchorage, as the custodian of Twenty One’s Bitcoin following Closing, retains the right to determine whether or not to support (or cease supporting) a forked network. Similarly, if Twenty One notifies Anchorage in writing of an upcoming airdrop, Anchorage may, among other actions, elect to: (i) custody the airdropped digital asset for an additional fee or (ii) not pursue obtaining the airdropped digital assets.

Twenty One does not intend to hold or invest in any digital assets other than Bitcoin. Any value realized from incidental rights, if material, will be disclosed in accordance with applicable accounting standards and regulatory requirements.

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that Bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is insulated from certain external factors such as governments and financial firms. Due to Bitcoin’s immutable, verifiable supply limit of 21 million Bitcoin, Bitcoin has the potential to serve as a hedge against inflation and currency devaluation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in digital form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in Bitcoin are recorded and authenticated not by a central repository or authority, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the Bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to Bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Bitcoin network as a whole is decentralized, the private keys used to access Bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding Bitcoin. Consequently, Bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make Bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See “Risk Factors—Risks Related to the Business and Strategy of Twenty One Capital”.

In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, Bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

Bitcoin Education and Branding Strategy

Education and Twenty One branded content are a central pillar of Twenty One’s mission to accelerate Bitcoin adoption and Bitcoin literacy at both institutional and retail levels. Shortly following the consummation of the Business Combination, Twenty One will create an education division that will commence the creation of high-quality content tailored for policymakers, institutional investors, financial advisors, corporations, and retail investors. With the accelerating institutional adoption of Bitcoin and digital assets-and the growing demand for education that is both credible and brand-compatible, Twenty One will create and license modular educational content, produce branded video media, and act as the go-to content partner for major conferences, Web3 firms, and fintech institutions. Although preparation of educational materials and branded content will commence shortly after the Closing, the timing of the deployment and commercialization of the educational and branded content will depend on a number of factors, including Twenty One’s determinations relating to operational conditions and optimal market demand for its content.

Twenty One believes its education efforts can generate both direct revenue and indirect value for us and our shareholders. We plan to create and monetize high-quality educational content through channels such as subscriptions, licensing fees for enterprises, and sponsored partnerships, which are expected to contribute to our revenue streams. Furthermore, by advancing Bitcoin literacy and accelerating adoption, our educational initiatives are designed to have a material, indirect benefit. As more individuals and institutions understand and embrace Bitcoin, demand for the asset is expected to increase, which could contribute to its long-term appreciation. As a company holding a significant Bitcoin treasury, Twenty One’s financial performance and shareholder value are tied to the value of Bitcoin, Twenty One’s educational initiatives will directly support its overall financial objectives. In essence, Twenty One views its educational efforts as a strategic investment in both the broader Bitcoin ecosystem and as a source of direct revenues.

Initially, much of Twenty One’s educational reach is expected to be driven by its co-founder and CEO, whose existing platform and voice in the crypto-asset industry is intended to allow us to catalyze meaningful public discourse around Bitcoin. We believe that this strategy will prove to be a powerful and cost-effective means of brand-building and community engagement.

In order to successfully monetize its content through subscriptions, licensing fees and sponsored partnerships, Twenty One plans to scale its educational initiatives over time, which is expected to involve a number of development steps. Twenty One expects to build a dedicated content team and infrastructure capable of producing and distributing a broad range of educational materials. This is expected to involve the creation of multimedia educational materials-short-form videos, explainers, interviews, and white-labelled learning modules-designed to be informative, visually engaging, and easily distributed. Twenty One plans to develop all content in collaboration with economists, technical experts, and compliance consultants to seek to ensure intellectual integrity and accessibility. These materials will be designed to scale across audiences, from financial advisors and journalists to developers and policymakers. Twenty One plans to continually update to reflect new developments in the Bitcoin ecosystem and tailor its content for impact across geographies.

Initial development costs are estimated at $1 million to $2 million, including content production, platform development, legal/compliance review, and early hiring. Twenty One anticipates these costs will be funded through operating cash flow and existing capital resources.

Twenty One expects to be working at the intersection of content, conferences, and community, as described in more detail below.

Content Development

Twenty One plans to develop an extensive multimedia content library as part of its education and branding strategy. While development is subject to ongoing resource allocation and market conditions, Twenty One currently anticipates that the content library will include:

(1)	Modular Educational Video Series

Twenty One intends to produce professionally developed video segments, which may range from 3 to 7 minutes in length, covering topics such as:

●	Bitcoin fundamentals: history, technical design, decentralization

●	Macroeconomic narratives: inflation hedge, monetary alternatives

●	Mining and energy use: sustainability, hardware, policy

●	Regulatory frameworks: U.S., EU, Asia-Pacific compliance landscapes

●	Bitcoin vs. crypto: narrative clarity and market distinctions

●	Custody: methods to securely storing Bitcoin for individuals and institutions

(2)	Branded and Sponsored Thought Leadership

Twenty One is exploring potential opportunities to create branded content aligned with industry events and sponsor engagement, which may include:

●	Panels and interviews filmed live at 20+ major conferences annually

●	Branded content packages featuring industry leaders and sponsors

●	Post-production content designed for social media and digital distribution

(3)	White-Labeled Enterprise Modules

Twenty One is also evaluating opportunities to offer customizable educational solutions for enterprise clients, such as:

●	Customizable packages for onboarding, training and client education

●	Legal and compliance reviews for institutional distribution

●	Integration with client platforms via secure API or LMS solutions

While these plans remain subject to further evaluation, Twenty One believes that a multimedia content library could serve as a strategic asset to support revenue growth. Twenty One recognizes challenges, including regulatory scrutiny of financial content, localization for international audiences, and ensuring institutional-grade compliance. However, Twenty One believes its direct connection with the Bitcoin community, deep subject-matter expertise and clear brand identity uniquely position it to succeed in this domain.

Memberships

As part of its strategic plan to diversify and expand its revenue streams, Twenty One intends to develop a three-tiered membership program designed to generate recurring revenue and support community engagement. While no final decisions have been made, the membership model under consideration includes the following tier structure:

(1)	Foundational Membership

This entry-level tier would provide individual users with access to core educational and community features, including:

●	Full access to Twenty One’s video library;

●	Monthly live webinars with educators and Bitcoin experts;

●	A research newsletter focused on Bitcoin and macroeconomic trends; and

●	Priority access to conference recordings and digital events.

(2)	Professional Membership

This tier would be designed for professionals seeking enhanced educational resources and client-facing content rights, including all benefits of the Foundational Membership, in addition to:

●	Continuing education credits for financial professionals;

●	Licensing rights to redistribute content to clients or students; and

●	Early access to research briefings and video interviews.

●	Institutional Partnership

Tailored for enterprise clients, this highest tier would offer fully customized content and data services, including:

●	Fully customizable content packages;

●	Private onboarding workshops and strategic briefings;

●	Branded studio production and integration with enterprise platforms; and

●	Quarterly usage reports and learning analytics.

Twenty One believes that this multi-tiered membership structure would enable scalable monetization of future intellectual property and educational resources, while also strengthening user engagement and brand positioning.

Technology Infrastructure

Twenty One plans to design its platform for scale. Twenty One expects the backend architecture will be designed to support content hosting, analytics, API distribution and secure B2B delivery. The planned membership site is expected to include features for video streaming, learning management, credentialing and enterprise integration. This infrastructure is intended to support delivery of content both broadly (via social media and media partnerships) and deeply (within institutional training environments).

Event & Conference Partnerships

In addition to the foregoing, Twenty One will explore ways to integrate its educational products with the global calendar of technology and finance events by producing branded content at these events—moderated panels, keynote interviews and behind-the-scenes segments. Twenty One’s future production teams may travel to conferences to generate real-time, high-quality media that can be streamed, published or used for internal training, with the goal of making Twenty One not only a media partner but an educational layer within the conference economy.

Education Team

Twenty One’s education efforts will be led by CEO and President Jack Mallers, a globally recognized voice in the Bitcoin space known for his work advancing Bitcoin literacy through public speaking, media and high-impact content. Our CEO’s personal platform has been instrumental in shaping the narrative around Bitcoin’s role in monetary history, economic sovereignty and global financial inclusion.

Initially, our CEO will be supported by our Head of Brand & Communication Strategy and two unaffiliated agencies: a communications agency supporting media positioning, messaging strategy and distribution and a creative agency focused on animation, video production and branded visual content.

Operational Relationship with Tether

Concurrently with the consummation of the Business Combination, Twenty One entered into the Services Agreement with Tether pursuant to which Tether provides certain support services. Under the Services Agreement, Tether provides Twenty One and its subsidiaries with access to select services The services include: information technology services, such as the development and maintenance of IT systems and cybersecurity; legal services related to regulatory compliance, corporate governance, and intellectual property; health, safety, and environmental services; management and commercialization of intellectual property; treasury and risk management, including Bitcoin trading; human resources services such as payroll and benefits administration; and investor relations services. These services are available on an as-needed basis and are administered under customary commercial terms for such services. The Services Agreement is designed to enhance Twenty One’s operational efficiency and reduce overhead costs during early growth stages.

Tether’s support reflects a deep strategic alignment between Twenty One and its controlling shareholder. As one of the most successful and established companies in the digital asset industry, Tether brings world-class expertise, infrastructure, and operational excellence. Twenty One believes that its ability to selectively leverage these capabilities positions it to accelerate its go-to-market efforts, strengthen compliance readiness, and operate with leaner fixed costs, in particular during its initial growth phase.

While Twenty One benefits from Tether’s operational support, Twenty One’s Board of Directors is responsible for all material business decisions, strategic direction, risk management and regulatory compliance. Twenty One maintains its own Board of Directors, executive team, treasury management policies and hiring plans. The Services Agreement does not confer any management rights to Tether and may be terminated under mutually agreed conditions or pursuant to its contractual terms.

This structure enables Twenty One to combine the independence and transparency of a public company with the support of a globally recognized digital asset leader, creating a scalable foundation for long-term value creation. For additional information, see the risk factor titled “The Company relies on Tether, which will have a controlling interest in the Company, for certain administrative and operational services.”

Financial Services Strategy

Following its initial activities of actively accumulating and managing Bitcoin and commencing development of educational materials and branded content, Twenty One will explore the potential for providing Bitcoin-centric financial services that would leverage its Bitcoin expertise to provide solutions tailored for institutions and individuals investing in, holding, and utilizing Bitcoin. These may include, among other possibilities, Bitcoin-related financial and advisory services, the offering of structured debt and equity products linked to Bitcoin, and Bitcoin-related lending.

The launch of these financial services will require significant preparation and planning, which will commence once Twenty One is generating sufficient revenues from its initial activities. Twenty One will need to develop and implement the necessary organizational and compliance structures for each service it plans to offer, which may include the offering of Bitcoin-related debt and equity structured products and Bitcoin-related lending. Because these activities are pervasively regulated, Twenty One will be required to address a wide range of regulatory considerations, including compliance with the rules and regulations of the Securities and Exchange Commission, the Commodity Futures Trading Commission, FinCen, and various state financial and business regulators. Additionally, we will be required to develop and implement anti-money laundering (AML) protocols and comply with various domestic and potentially foreign laws and regulations. The timing, cost and feasibility of these efforts are highly uncertain and subject to numerous variables, including the evolving regulatory landscape, our financial resources and the overall macroeconomic and market environment for Bitcoin and related services.

Our Competitive Strengths

Twenty One believes it is well-positioned to become a differentiated public market vehicle for investors seeking exposure to Bitcoin. Twenty One is being established as a purpose-built platform for Bitcoin investment via the public equity markets, with a strategy focused exclusively on Bitcoin-related operations. Twenty One’s model is intended to unlock a potentially compelling opportunity for long-term value creation through multiple Bitcoin-focused business lines.

Twenty One’s business strategy is based on a Bitcoin-native operating structure designed to result in significantly lower operating costs relative to other companies that hold Bitcoin on their balance sheets but operate unrelated legacy businesses. This structure also enables Twenty One to prioritize Bitcoin-centric key performance indicators, such as BPS and BRR, which Twenty One expects to use in guiding its capital allocation and strategic decisions.

Twenty One intends to utilize proceeds from future financings to pursue strategic acquisitions of Bitcoin—an asset that has historically exhibited significant long-term performance characteristics—and to support the execution of its broader growth initiatives. Twenty One believes it can strategically raise and deploy capital with the goal of increasing BPS over time.

Twenty One launched with an initial holding of approximately 43,500 Bitcoin and seeks to execute a capital-efficient accumulation strategy. Twenty One believes this structure offers a potentially more favorable growth trajectory relative to existing large-scale Bitcoin-holding companies whose greater scale may reduce the marginal impact of incremental capital deployment on per-share metrics.

As of the Closing, Twenty One is majority-owned by Tether, the world’s largest issuer of U.S. dollar-pegged stablecoins, and Bitfinex, a global digital asset trading platform, with significant minority ownership by SoftBank, a leading global technology investment firm. Twenty One believes that this ownership structure provides meaningful alignment with its Bitcoin-focused strategy and long-term vision.

As a Bitcoin-native entity, Twenty One offers several structural and operational advantages over existing public vehicles for Bitcoin exposure, including:

●	Exclusive focus on Bitcoin-related business lines, with no unrelated legacy business;

●	Strategic accumulation of Bitcoin rather than passive holding;

●	Simplified balance sheet providing flexibility for future strategic capital raises;

●	Bitcoin-specific operational metrics (BPS, BRR) to guide performance;

●	Deliberate financing strategy to deliver superior performance for shareholders; and

●	A long-term goal of promoting the global adoption of Bitcoin as a treasury reserve asset.

Twenty One plans to grow responsibly and in accordance with prevailing market conditions, while maintaining its strategic focus on maximizing long-term value for holders of its common stock.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the Bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which Bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of Bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of Bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network.

Creation of New Bitcoin and Limits on Supply

The Bitcoin protocol limits the total number of Bitcoins that can be generated over time to 21 million. As of July 30, 2025, approximately 19.9 million Bitcoins have been generated. The remaining approximately 1 million Bitcoin are expected to be generated over the next 120 years. New Bitcoins are created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in approximately 144 daily “blocks”. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work”.

To incentivize miners to incur the costs of mining Bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated Bitcoin. As of December 30, 2025, the current reward for miners that successfully validate a block of transactions is 3.125 Bitcoin per mined block. The mining reward is reduced by half, which is referred to as a Bitcoin halving, after every 210,000 blocks are mined. Given the approximately 144 daily blocks and 3.125 Bitcoin per block, there are approximately 450 Bitcoin generated daily. The next Bitcoin halving is expected to occur in April 2028, at which point the mining reward will reduce to 1.5625 Bitcoin per block.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintains the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, Bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run. For additional information, see the risk factor titled “Company may be unable to recognize the economic benefit of a “fork” or an “airdrop”, which could adversely impact an investment in the Company.”

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the Bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold Bitcoin and direct attacks, like “51% attacks” or “denial-of-service attacks” on the Bitcoin network.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. Private keys used to access Bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding Bitcoin.

A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. The Bitcoin network is designed to discourage 51% attacks by making the economic incentive for mining greater than the economic incentive of re-mining all necessary blocks to manipulate the blockchain. See “Creation of New Bitcoin and Limits on Supply” above. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of Bitcoin.

Bitcoin Industry Participants

The primary Bitcoin industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine Bitcoin blocks. See “Creation of New Bitcoin and Limits on Supply” above.

Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold and sell Bitcoin or Bitcoin-based derivatives. As Bitcoin adoption accelerates, large institutions are becoming increasingly significant Bitcoin investors. As of June 30, 2025, over 10% of Bitcoin’s supply is held by corporations, governments and large institutions.

Digital asset exchanges provide trading venues for purchases and sales of Bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on Bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for Bitcoin also exist. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin as a store of value, the number of merchants that accept Bitcoin as a form of payment and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Risk Factors—Risks Related to the Business and Strategy of Twenty One Capital”.

Service providers offer a multitude of services to other participants in the Bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by Bitcoin collateral and financial advisory services. If adoption of the Bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Bitcoin Education Market

Educational products focused specifically on Bitcoin represent a growing niche within the broader trend towards financial literacy among individuals and the adoption of Bitcoin among institutions, globally. Twenty One sees a gap in the market for high-quality, non-promotional, multilingual educational material that collates and presents Bitcoin’s key features in an accessible and digestible format for novice and professional users alike.

We believe that a substantial market opportunity exists to develop and scale a purpose-built Bitcoin education platform that creates and distributes courses designed to address two distinct, large and under-served segments. These segments are (i) the retail market, which consists of individual investors, investment advisors and other professionals seeking a trustworthy guide to financial decision-making, protection against fraud & misuse and up-to-date guidance on tax treatment and compliance regulations and (ii) the institutional market, which consists of asset managers, college and university systems, governments and any business integrating Bitcoin into its operations and strategy. The institutional segment requires the same key resources needed in the retail market as well as guidance for enhanced security, utilization and application, and credentialing—in many cases across borders or in multiple regions.

Twenty One intends to provide users at all levels of proficiency with access to a dedicated platform that delivers this information in a structured, digestible and modular format.

Competition

Our Bitcoin strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin and (ii) acquiring Bitcoin with our liquid assets that exceed working capital requirements. When we engage in such capital raising transactions, we compete for capital with, among others, other companies that hold Bitcoin or other digital assets as treasury reserve assets, ETPs, Bitcoin miners, digital assets exchanges, other digital assets service providers, private funds that invest in Bitcoin and other digital assets, and similar vehicles. The current average daily buying volume from other companies that hold Bitcoin as treasury reserve assets already exceeds the current average number of Bitcoin mined per day. This trend is likely to continue given future Bitcoin halving events and the ongoing growth in popularity of Bitcoin treasury strategies. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our Bitcoin purchases, and thereby could adversely affect the market price of shares of Class A Common Stock.

The market for Bitcoin education products is highly fragmented but rapidly evolving and characterized by low barriers to entry. Companies operating in this market compete on a variety of factors, including (i) quality of educational content, (ii) brand reputation, (iii) user experience (iv) pricing, and (v) accessibility across geographies, languages, and proficiency levels.

Existing providers include a range of participants such as (i) traditional education platforms (e.g., Coursera and Udemy), (ii) financial services firms with content offerings (e.g., Binance), and (iii) publicly accessible media channels (e.g., YouTube-based content creators). Additionally, we could face competition from any number of new entrants from (i) crypto-native platforms, (ii) content creators, and (iii) non-profit & academic organizations.

The market for Bitcoin education products is subject to material uncertainties, including volatility in public interest, changes in regulatory treatment of cryptocurrencies, and reputational risks associated with the broader cryptocurrency sector. These and other factors may materially impact the business, financial condition, and results of operations of companies operating in this sector.

Government Regulation

The laws and regulations applicable to Bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets. Certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of Bitcoin, the markets for Bitcoin in general, and our activities in particular, our business and our Bitcoin strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including Bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider Bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in Bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of Bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close or blacklist Bitcoin platforms or other Bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving Bitcoin held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. In order to address these risks, as of Closing, Twenty One has implemented and will maintain policies and procedures reasonably designed to promote compliance with applicable AML, KYC and sanctions laws and regulations. Twenty One’s compliance framework is designed to primarily rely on transacting with regulated third-party entities, such as registered money services businesses or financial institutions, that are themselves subject to robust AML, KYC, and related compliance rules in the United States, thereby mitigating these risks. For additional information, see the risk factor titled “Although the Company has relevant due diligence procedures at Closing regarding anti-money laundering (“AML”) and know-your-customer (“KYC”), these procedures may fail to prevent illegal transactions, which could subject the Company to criminal and civil liabilities and impact the value of the shares of Class A Common Stock.”

As noted above, activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress, including the CLARITY Act, the DCIA and the GENIUS Act (which became law in July 2025) that propose to establish additional regulation and oversight of the digital asset markets. For additional information, see the risk factor titled “Bitcoin and other digital assets are novel assets, which will expose the Company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect Twenty One Capital’s financial position, operations and prospects.”

Intellectual Property

As of December 31, 2025, Twenty One did not own or have the right to use any Bitcoin educational products. We anticipate that its intellectual property portfolio will expand over time through the iterative development of (i) new course materials, (ii) technical updates, and (iii) regionally customized content. Twenty One will regularly review and update its educational materials in response to developments in technology, regulation, user feedback and market trends.

Twenty One also maintains and uses trade names, unregistered trademarks, domain names and logos, which it considers material to its brand identity. Twenty One may pursue registration of certain marks or content in additional jurisdictions as appropriate.

Human Capital

Twenty One has three employees, who are based in the United States. None of our employees are covered by a collective bargaining agreement. We may engage third-party contractors and consultants on an as-needed basis. The executives and board members of Twenty One may hire additional employees as needed based on operational expansions.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development.

Legal Proceedings

From time to time, Twenty One or any of their respective subsidiaries may become involved in legal proceedings or be subject to claims arising in the ordinary course of their business. None of Twenty One or any of their respective subsidiaries is currently a party to any legal proceedings, the outcome of which, if determined adversely, would individually or in the aggregate have a material adverse effect on their business or financial condition.

Additional Information

Our principal executive offices are located at 111 Congress Avenue, Suite 500 Austin, Texas, 78701. We were incorporated in the State of Texas on March 7, 2025 for the purposes of effecting the Business Combination.

Our website address is www.xxi.money/ and our investor relations website is located at https://investors.xxi.money/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our investor relations website free of charge as soon as reasonably practicable after they are filed with the SEC. The information contained on our website is not included in, nor incorporated by reference into, this Annual Report. Reports filed with the SEC also may be viewed at www.sec.gov.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the following risks or uncertainties actually occur, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline and you may lose all or a part of your investment. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to the Business and Strategy of Twenty One Capital

Twenty One Capital has limited operating history and has not yet produced any revenues, which make it difficult to evaluate Twenty One Capital’s business and future prospects, and Twenty One Capital may not be able to achieve or maintain profitability in any given period.

Twenty One Capital was incorporated as a Texas corporation on March 7, 2025. Twenty One Capital has limited operating history and the volatile nature of the price of Bitcoin, which constitutes a substantial part of our assets, makes it difficult to evaluate our future prospects. Twenty One Capital’s lack of operating history also makes it difficult to accurately forecast the future results of operations, which is subject to a number of uncertainties including Twenty One Capital’s ability to grow its BPS and BRR, and the market size and growth opportunities in each of Twenty One Capital’s anticipated lines of business.

Twenty One Capital’s initial business strategy depends on its ability to raise capital to continue to acquire additional Bitcoin and fund its learning programs and educational content. Twenty One Capital cannot guarantee its ability to raise additional capital, or to raise additional capital on favorable terms, which may adversely impact our business. See “—Twenty One Capital’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Twenty One Capital’s failure to raise capital when needed could harm its business, operating results and financial condition.”

Twenty One Capital’s ability to generate cash flow is largely dependent on its ability to raise capital to acquire additional Bitcoin and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin. Twenty One Capital expects to commence the provision of Bitcoin-related financial and advisory services once it is generating sufficient revenues from its Bitcoin accumulation and management activities. Twenty One Capital’s business strategy may not be realized as quickly as hoped, or even at all. Further, even if we achieve growth, in future periods, that growth could slow or decline for a number of reasons, including, but not limited to, Bitcoin volatility, increased competition, digital coins that compete with and may result in a decline in utilization of Bitcoin or replace Bitcoin, our inability to develop, improve or effectively scale Bitcoin acquisition or the educational programs or financial and advisory services, government regulation or Twenty One Capital’s failure, for any reason, to continue to take advantage of growth opportunities.

Bitcoin market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. There is no assurance that any estimates driving Bitcoin acquisition strategies will accurately reflect any particular level of revenue or growth prospects for Twenty One Capital.

We will encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If Twenty One Capital’s assumptions regarding these risks and uncertainties and its future growth are incorrect or change adversely, or if the Company does not address these risks successfully, Twenty One Capital’s operating and financial results could differ materially from its expectations, and its business could suffer. If our revenue growth rate, when we are at a revenue generation stage, were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, or if the price of Bitcoin declines significantly, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, may restrict the distribution of dividends or other payments to shareholders, or may be dilutive to our shareholders.

Twenty One Capital may not be able to successfully execute its business strategies.

A significant part of Twenty One Capital’s strategy is Bitcoin acquisition, however:

●	our acquisition strategy is susceptible to various risks associated with Bitcoin, including volatility;

●	we may compete with others to acquire Bitcoin, and as competition increases, decreased availability or increased prices for acquisition could result;

●	we may experience difficulty in anticipating the timing and availability of Bitcoin acquisition;

●	we may not be able to obtain further financing, on favorable terms or at all, to finance any of our potential Bitcoin acquisitions; and

●	we may not be able to generate the cash necessary to execute our Bitcoin acquisition strategy.

The occurrence of any of these factors could adversely affect our Bitcoin acquisition strategy.

Twenty One Capital also expects to develop learning programs and educational content geared towards greater adoption of Bitcoin, and in the future Bitcoin-related financial and advisory services, both of which are subject to significant risks. See “—We plan to accelerate Bitcoin adoption and Bitcoin literacy. We have not previously engaged in the business of online learning programs and educational content, and growing these operations could be difficult for us, including, without limitation, due to operational challenges and significant competition.” See also “—We seek to engage in the future in other Bitcoin-related activities, including Bitcoin-related financial and advisory services, Bitcoin-related debt and equity structured products and Bitcoin-related lending activities, all of which are subject to regulation. We have not previously engaged in these business lines and we may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation.”

Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.

Our operating results are dependent on the broader Bitcoin economy. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy. We expect that our operating results will fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	fluctuations in the price of Bitcoin, of which we have significant holdings, and in which we expect we will continue to make significant purchases and announcements about our transactions in Bitcoin;

●	regulatory, commercial and technical developments related to Bitcoin or the Bitcoin blockchain;

●	investor perception of Twenty One Capital, including as compared to investment vehicles that are designed to track the price of Bitcoin, such as spot Bitcoin ETPs;

●	changes in the legislative or regulatory environment or actions by U.S. or Non-U.S. governments or regulators, including fines, orders or consent decrees;

●	regulatory changes or scrutiny that impact our ability to offer certain products or services;

●	pricing for or temporary suspensions of products and services we expect to offer in the future in accordance with our strategy;

●	investments we may make in the development of products and services, and sales and marketing;

●	market conditions of, and overall sentiment towards, Bitcoin, including negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example: (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) previous, pending, or expected civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem, including the SEC’s dismissed enforcement actions against Coinbase, Inc., Payward Ventures, and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. and its affiliates; and (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations and other actors related to the energy resources consumed in the Bitcoin mining process;

●	the fact that Bitcoin holdings have been and may continue to be concentrated among Bitcoin treasuries, in particular that the largest Bitcoin wallets are believed to hold, in aggregate, a significant percentage of the Bitcoin in circulation; it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoin, even if they individually only hold a small amount; concentrated Bitcoin holdings may permit large holders of Bitcoin, alone or in coordination, to manipulate the price of Bitcoin by restricting or expanding the supply of Bitcoin; or the market price of Bitcoin may be susceptible to large sales or distribution by such holders, whether purposeful or forced as a result of such holders becoming illiquid; and the concentration of Bitcoin holdings, and susceptibility to such holders, may also erode investor confidence in Bitcoin and investment strategies of Bitcoin treasuries;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of Bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection, such as FTX Trading Ltd., which in late 2023 and early 2024 sold several billion dollars worth of digital assets, including Bitcoin, and the transfer and sale of Bitcoin associated with significant hacks, seizures or forfeitures, such as the transfers of Bitcoin to (a) creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) claimants following restitution proceedings allocating $9 billion of recovered Bitcoin related to a 2016 hack of Bitfinex, (c) the German government following the seizure of about 50,000 Bitcoin in January 2024 from the operator of the website Movie2k.to, or (d) the government of the United Kingdom after £5 billion worth of Bitcoin seizures from criminal defendants, (e) the United States government after the Southern District of New York seized 51,680 Bitcoin in late 2021 and early 2022 from a defendant convicted of wire fraud or (f) the U.S. Department of Justice which in January 2025 gained approval from the Northern District Court of California to liquidate 69,370 Bitcoin seized from the Silk Road marketplace; and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin ETPs;

●	macroeconomic conditions, including interest rates, inflation and central banking policies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	the development and introduction of existing and new products and services by our competitors;

●	competition from other digital assets that exhibit better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions, such as the temporary or total loss of value of the stablecoins Terra USD, USDT and USDC in recent years, including to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;

●	disruptions, failures, unavailability or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading Ltd. that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance Holdings Ltd. discontinuing all fiat deposits and withdrawals in the U.S.;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of substantial amounts of Bitcoin from Bitcoin wallets attributed to Mr. Nakamoto;

●	the development and introduction of new products and services by us;

●	our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;

●	system failure, outages or interruptions, including with respect to our Bitcoin custodian and our platforms, including those due to third-party actions;

●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses or other similar software failures, outages, breaches and losses;

●	breaches of security or privacy;

●	further reductions in mining rewards of Bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate Bitcoin transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining, which could further increase the costs associated with Bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

●	transaction congestion and fees associated with processing transactions on the Bitcoin network;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing or new applications of current knowledge in these fields, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective;

●	legal, commercial and regulatory uncertainty regarding Bitcoin and other digital assets due to their novelty, see “—Bitcoin and other digital assets are novel assets, which expose the Company to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect Twenty One Capital’s financial position, operations and prospects”;

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict and the broadening of the Israel-Hamas conflict and the conflict between the U.S., Israel and Iran to other countries in the Middle East;

●	our ability to establish and maintain any future partnerships, collaborations, joint ventures or strategic alliances with third parties; and

●	our ability to attract and retain talent.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.

Further, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which could potentially having a material adverse effect on our business, financial condition and results of operation.

In addition, the stock market and the markets for both Bitcoin-influenced and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in those markets. In particular, future trading prices in Class A Common Stock may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in Bitcoin or other commodities, such as ETFs. Equity market capitalizations of other such companies are often in excess of stockholders’ equity calculated in accordance with U.S. GAAP, and in excess of valuations that might traditionally be expected based on their operating performances, cash flows and net assets. Investors may therefore be unable to assess the value of the shares of Class A Common Stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of Class A Common Stock, regardless of our actual operating performance. Further, to the extent that a market develops in the Convertible Notes, the trading prices of the Convertible Notes will likely be affected by the trading prices of our Class A Common Stock, and therefore, the Convertible Notes trading prices will also likely be affected by these factors.

Our Bitcoin acquisition strategy exposes us to various risks associated with Bitcoin.

Our Bitcoin acquisition strategy exposes us to various risks associated with Bitcoin, including the following:

Bitcoin is a highly volatile asset. For example, based on BRRNY, Bitcoin has traded below $77,000 per Bitcoin and above $125,000 per Bitcoin over the course of 2025. The trading price of Bitcoin significantly increased during 2024 and has traded between approximately $40,000 and $105,000 per Bitcoin. As of November 1, 2025, the price of Bitcoin had increased by over 2,800% in U.S. dollar terms since January 1, 2019. However, Between November 1, 2025 and March 1, 2026, BRRNY dropped from $110,040.70 to $65,421.65, according to Bloomberg. Volatility may continue in the future and historical trends could reverse dramatically. See “—Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.” See also “—We may suffer losses due to abrupt and erratic market movements.”

Bitcoin does not pay interest, dividends or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings, for example, through provisions of financial and advisory services that we may offer in the future. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks.

Our Bitcoin holdings may significantly impact our financial results and in turn may impact the market price of Class A Common Stock. If we continue to increase our overall holdings of Bitcoin relative to the other parts of our business in the future, our Bitcoin holdings will have an even greater impact on our financial results and the market price of Class A Common Stock. We intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin acquisition strategy. See “—Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.” See also “—We may suffer losses due to abrupt and erratic market movements.”

Our Bitcoin acquisition strategy has not been tested by us to date. While certain issuers have operating histories that involve a Bitcoin acquisition strategy that may be comparable to the Bitcoin acquisition strategy the Company executes, these have not been tested over an extended period of time or under different market conditions. We will continuously examine the risks and rewards of our Bitcoin acquisition strategy. For example, although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our Bitcoin acquisition strategy or actions we undertake to implement it. If Bitcoin Prices were to decrease or our Bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations and the market price of Class A Common Stock may be materially adversely impacted. See also “—A significant decrease in the market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations.”

Our Bitcoin acquisition strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes the inability or refusal of a counterparty to perform for any reason, including because of a deterioration in the counterparty’s financial condition and liquidity. Custodians, or other counterparties might fail to perform in accordance with the terms of future agreements with them, which could result in a loss of Bitcoin, a loss of the opportunity to generate funds, or other losses. Although we implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Bitcoin in custody accounts at U.S.-based, custodians that service institutions and negotiating contractual arrangements intended to establish that our property interest in custodially-held Bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. While all of our custodians are expected to be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. If our custodially-held Bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin and this may ultimately result in the loss of the value related to some or all of such Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of Class A Common Stock.

Our primary counterparty risk with respect to our Bitcoin is expected to be custodian performance obligations under the custody arrangements we will enter into. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition and operating results. See “—The Company faces risks relating to the custody of its Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin. If Twenty One Capital or its third-party service providers, including Anchorage, experience a security breach or cyberattack and unauthorized parties obtain access to the Company’s Bitcoin, or if Twenty One Capital’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the Company may lose some or all of its Bitcoin and Twenty One Capital’s financial condition and results of operations could be materially adversely affected.”

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of Bitcoin. For example, a series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, BlockFi Lending, Core Scientific, FTX Trading, Alameda Research and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Silicon Valley Bank, Signature Bank and Silvergate Bank, the potential of SEC enforcement actions, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlements of lawsuits by the New York Attorney General against Galaxy Digital Holdings, Genesis Global Capital, Genesis’ parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, had highlighted the counterparty risks applicable to owning and transacting in digital assets. Bankruptcies, closures, liquidations and other events may impact our access to Bitcoin and could negatively impact the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin or create or expose additional counterparty risks.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of and use cases for, digital assets, market perception of digital assets and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict. See “—Bitcoin and other digital assets are novel assets, which expose the Company to significant legal, commercial, regulatory and technical uncertainty, which could materially and adversely affect Twenty One Capital’s financial position, operations and prospects.”

A significant decrease in the market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations.

As of the Closing, our outstanding indebtedness was $486.5 million. As part of our Bitcoin strategy, we may incur or continue to incur additional indebtedness and other fixed charges. If our businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt and other financial obligations, we intend to fund our obligations using cash flow generated by equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our Bitcoin holdings, investor sentiment and the general public perception of Bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our Bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and other financial obligations. These risks could materialize at times when Bitcoin is trading below its carrying value on our most recent balance sheet or below our cost basis. As Bitcoin constitutes a substantial part of our balance sheet, if we are unable to generate revenue from our anticipated development of Bitcoin-related learning programs and educational content or, in the future, Bitcoin-related financial and advisory services or secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell Bitcoin to satisfy these obligations. Any such sale of Bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our Bitcoin in amounts and at prices sufficient to satisfy our financial obligations, including our debt service obligations, could cause us to default under such obligations. Any default on our indebtedness may have a material adverse effect on our financial condition.

The Company operates in a highly competitive environment and competes against companies and other entities with similar strategies, including companies with significant Bitcoin holdings and ETFs and ETPs for Bitcoin and other digital assets, and Twenty One Capital’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.

The digital assets industry is highly innovative, rapidly evolving and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services. Our main competition falls into the following categories:

●	traditional financial firms that have entered the Bitcoin market in recent years and offer overlapping features targeted at our future customers;

●	financial technology providers that do not focus on Bitcoin and may attempt to position themselves as a safer alternative to our future products and services;

●	companies with significant Bitcoin holdings; and

●	companies focused on the Bitcoin market, some of whom choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends and to develop new Bitcoin-based products and services due to a different standard of regulatory scrutiny.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

The range of options to gain exposure to Bitcoin may expand in the future. If investors choose to gain such exposure through ETPs, companies with significant Bitcoin holdings or other similar strategies, rather than shares of Class A Common Stock, Twenty One Capital’s business, operating results and financial condition may be adversely affected.

Investors may view Class A Common Stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of Class A Common Stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we may be, or the other risks that may affect other parts of our business. Additionally, unlike spot Bitcoin ETPs, we (i) use BPS and BRR and do not seek for our shares of Class A Common Stock to passively track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Texas corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to Class A Common Stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures ETFs, leveraged Bitcoin futures ETFs and similar vehicles offered on international exchanges, any premium or discount in Class A Common Stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of Class A Common Stock.

We may suffer losses due to abrupt and erratic market movements.

The Bitcoin market has been characterized by significant volatility and unexpected price movements, and has previously experienced significant declines. Bitcoin may become more volatile and less liquid in a very short period of time. As previously discussed in this section, a series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. See “Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.”

These bankruptcies, closures, liquidations and other events have created significant volatility in the markets for cryptocurrency generally and for Bitcoin particularly. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future could result in market prices being subject to erratic and abrupt market movement, which could harm our business. Further, because there is no centralized authority which determines the price of Bitcoin, pricing often differs between exchanges. When some exchanges are viewed as higher risk, that price differential can widen as traders attempt to exploit these differences. Volatility in the price of Bitcoin, as well as the lack of a standard price, could lead consumers to see Bitcoin as an unsafe asset. In addition, if we were to attempt to monetize the Bitcoin we hold on our balance sheet, such price volatility could lead to trading losses, impacting our financial position.

For example, based on the BRRNY index, on May 31, 2024, the price of Bitcoin was $67,488.19 On March 1, 2026, the price of Bitcoin was $65,421.65. Between those dates, Bitcoin experienced significant volatility. For example, on September 26, 2025, the price of Bitcoin was $109,397.80, and on October 6, 2025, the price of Bitcoin was $125,663.20. On February 5, 2026, the price of Bitcoin had fallen to $63,891.62. In 2023, price swings were also drastic, with prices as low as $16,606 at the beginning of the year and as high as $44,103 at the end of the year. Such volatility will impact the overall value of our business and could cause volatility in the price of our stock.

The trading volume of Bitcoin typically increases during periods of extreme volatility. For example, in the days following the U.S. federal elections in November 2024, the price of Bitcoin rose sharply from $69,289.27 on November 2, 2024, to $87,250.43 on November 14, 2024, and volumes increased from $18,184,612,091 to $87,616,705,248 during that time period according to aggregate data from US exchange markets collected by CoinMarketCap. Such volume increases can lead to extreme pressures on trading platforms and infrastructure that can lead to inadvertent suspension of services across parts of the platforms or the entire platforms, and we may experience outages. Outages can lead to increased service expense, can cause reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible, any of which could harm our business.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of Bitcoin and adversely affect Twenty One Capital’s business.

As a result of our Bitcoin acquisition strategy, a substantial part of our assets is concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of December 31, 2024, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new central bank digital currencies. Whether or not they incorporate blockchain or similar technology, central bank digital currencies, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results.

The Company is highly dependent on the services of Jack Mallers, who is our Chief Executive Officer and President.

The Company is highly dependent on the services of Jack Mallers, who is our Chief Executive Officer and President. Although Jack Mallers spends a substantial portion of his business time and attention on the Company and is highly active in our management, he does not devote his full time and attention to Twenty One Capital. Jack Mallers continues to remain Chief Executive Officer of Zap Solutions Holding, Inc. and its direct or indirect subsidiaries (doing business as Strike). As a result, he may devote less time to us than if he was not engaged in other business activities; he owes fiduciary duties to our shareholders, and may owe fiduciary duties to shareholders of other companies with which he may be affiliated. Further, there may be potential competition between the products Twenty One Capital may offer in the future and products that Strike currently offers, or may offer in the future. We do not have “key person” life insurance policies. Jack Mallers is not bound by his employment agreement for any specific term and, if we are unable to retain him, we may not be able to successfully attract and retain a qualified replacement. If we are not successful in managing these risks, our business, financial condition and operating results may be harmed.

The Company relies on Tether, which has a controlling interest in the Company, for certain administrative and operational services.

The Company relies on Tether to provide certain services including information technology services, such as the development and maintenance of IT systems and cybersecurity; legal services related to regulatory compliance, corporate governance, and intellectual property; health, safety, and environmental services; management and commercialization of intellectual property; treasury and risk management, including Bitcoin trading; human resources services like payroll and benefits administration; and investor relations services, pursuant to the terms of the Services Agreement at a cost of $30,000 per calendar quarter, which was entered into in connection with the consummation of the Business Combination. Tether may have interests that are not aligned with our interests or the interests of our other shareholders and which could affect Tether’s performance of services to Twenty One Capital.

In the event of a default under or termination of the Services Agreement, we may be unable to contract with substitute service providers on similar terms, in a timely fashion, or at all, and the costs of substituting service providers may be substantial. In addition, a substitute service provider may not be able to provide the same level of services due to a lack of pre-existing knowledge or synergies. Any termination of our relationship with Tether, or decrease in provision of services by Tether, and any delay in appointing or finding a suitable replacement provider, if one exists, could adversely and negatively impact our business.

Stablecoins compete with Bitcoin in certain ways. Tether, our controlling shareholder, currently operates the largest stablecoin by market capitalization. There can be no assurance we will not experience competition from Tether.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. Stablecoin is generally seen as more suitable for digital financing, specifically for transaction payments and business settlements, which accounts for its growing market share among digital currencies, and there have been significant developments in the U.S. stablecoin regulatory environment that may result in an increase in competition. Additionally, Tether, our controlling shareholder, operates the largest stablecoin by market capitalization. There can be no assurance we will not experience competition from Tether, including on any future Bitcoin-related financial or advisory services we may offer that may compete with any future products or services Tether may offer.

Twenty One Capital’s Bitcoin holdings are less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for Twenty One Capital.

A substantial part of Twenty One Capital’s assets are Bitcoin. Pursuant to the Indenture for the Convertible Notes issued at Closing, 16,116.31574065 Bitcoin, being the number of Bitcoin equal to the aggregate principal amount of all Convertible Notes issued at Closing multiplied by 3, and then divided by the BRRNY as averaged over the ten consecutive days immediately prior to the Closing, are held as collateral to the Convertible Notes. The Bitcoin that serves as collateral to the Convertible Notes cannot be used as a source of liquidity for Twenty One Capital.

Further, historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase, Inc. exchange has, to date, not done so. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Bitcoin held by custodians, including our custodians, does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans, bonds or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions using unencumbered Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, in order to meet our debt obligations, or our working capital requirements, our business and financial condition could be negatively impacted.

The Company faces risks relating to the custody of its Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin. If Twenty One Capital or its third-party service providers, including Anchorage, experience a security breach or cyberattack and unauthorized parties obtain access to the Company’s Bitcoin, or if Twenty One Capital’s private keys are lost or destroyed, or other similar circumstances or events occur, including the ability to reverse engineer private keys, the Company may lose some or all of its Bitcoin and Twenty One Capital’s financial condition and results of operations could be materially adversely affected.

We hold our Bitcoin with a regulated custodian that has duties to safeguard our private keys. Generally, custodial services contracts do not restrict the ability to reallocate Bitcoin among custodians. However, all of the Bitcoin that we own is initially held in custody accounts at Anchorage, a digital asset custodian servicing institution. In light of the significant amount of Bitcoin we hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our Bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable or take other measures to custody our Bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services could be materially adversely affected.

Anchorage, through its parent company, maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer, subject to its terms and conditions. The insurance maintained by Anchorage is shared among all of its customers, is not specific to Twenty One Capital, and may not be available or sufficient to protect Twenty One Capital from any or all possible losses or sources of losses.

Insurance to cover losses of our Bitcoin holdings will likely only cover a small fraction of the value of the entirety of the Bitcoin holdings, and there can be no guarantee that such insurance may be obtained or maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our Bitcoin. Moreover, our use of custodians exposes us to the risk that the Bitcoin our custodians will hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we will maintain related to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase, Inc. exchange, although the flaw was subsequently fixed and Coinbase, Inc. reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading Ltd. digital asset exchange and reportedly stole over $400 million in digital assets from customers. In 2024, hackers stole an estimated total of $2.2 billion in digital assets from cryptocurrency platforms. In February 2025, $1.5 billion of digital assets was stolen from a single cryptocurrency exchange, Bybit, operated by Bybit Fintech Limited. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Bitcoin, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties may attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time or until launched against a target and we may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the conflicts between Russia-Ukraine, Israel-Hamas, the U.S., Israel and Iran or other present and future conflicts, including potential proliferation of malware into systems unrelated to such conflicts.

Although we believe we maintain cybersecurity and data privacy processes sufficient for our current operations and intend to expand such processes as our operations grow, as an early-stage company, we have not yet made significant investments in such processes. Our current measures, such as multi-factor authentication, password protection, encryption, and due diligence in the selection of our custodians may not be sufficient to prevent or detect sophisticated cyberattacks. We also lack dedicated cybersecurity personnel and rely on executive management for oversight. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. If our systems or those of our providers are compromised, we could suffer irretrievable losses of digital assets, business disruptions, reputational harm, and potential legal liability. Any future breach of our operations or those of others in the Bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

Our limited insurance protection exposes us and our shareholders to the risk of loss of our Bitcoin for which no person is liable.

We do not expect to maintain insurance coverage for our Bitcoin holdings, which are held in custody by our custodians. Therefore, a loss may be suffered with respect to our Bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us. Our future custodians may maintain a certain insurance coverage of such types and amounts as they assert to be commercially reasonable for their custodial services provided under our custody agreements with them, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft. However, such insurance coverage may be insufficient to protect us against all losses of our Bitcoin holdings held in custody with our custodians, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to our Bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us.

The accounting treatment of our Bitcoin holdings is likely to have significant accounting impacts, including volatility of our results. If financial accounting standards undergo significant changes, our operating results could fluctuate.

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-08, effective for fiscal years beginning after December 15, 2024. The Company is required to adopt ASU 2023-08, which requires us to measure in-scope crypto assets (including our Bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our Bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of Bitcoin, we expect ASU 2023-08 to have a material impact on our financial results, including the volatility of our financial results, and affect the carrying value of our Bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of Class A Common Stock (and correspondingly, any trading prices of the Convertible Notes).

Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously issued interpretive guidance included within SAB 121.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of and use cases for, digital assets, market perception of digital assets and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results and financial condition.

Bitcoin and other digital assets are novel assets, which expose the Company to significant legal, commercial, regulatory and technical uncertainty, which could materially and adversely affect Twenty One Capital’s financial position, operations and prospects.

Bitcoin and other forms of digital assets are relatively novel and have been the source of much regulatory uncertainty, resulting in differing definitional outcomes without a single unifying statement, which subjects them to significant uncertainty that could adversely impact their price.

Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. Certain governments have prohibited certain digital asset activities or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in Bitcoin and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on Bitcoin, for example banning its use, regulating its operation or otherwise changing its regulatory treatment. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that may introduce a cost of compliance, or have a material impact on our business model, and therefore impact our financial performance and shareholder returns and/or adversely affect the price of Bitcoin. The U.S. federal government, states, regulatory agencies and foreign countries have recently enacted and may also enact additional new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin, the ability of individuals or institutions such as us to own or transfer Bitcoin and/or the competitive landscape for our products and services. For example:

●	On January 23, 2025, President Trump signed an Executive Order to promote the growth and use of digital assets, blockchain technology and related technologies across all sectors of the economy. Among other things, the Executive Order established a working group comprised of representatives from key federal agencies, tasked with developing a federal regulatory framework for digital assets and evaluating measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries. On July 30, 2025, the working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 Executive Order. The Executive Order also instructed the U.S. Department of Treasury, the SEC, and other relevant agencies to identify regulations, guidance, documents, orders and other items affecting the digital asset sector and submit recommendations for what should be rescinded, modified or, to the extent applicable, adopted into regulations. Additionally, it revoked President Biden’s prior Executive Order from March 9, 2022, relating to cryptocurrencies, and all policies, directives and guidance issued pursuant to that Executive Order, including the Department of the Treasury’s framework for international engagement on digital assets issued on July 7, 2022, and the White House framework for digital asset development released on September 16, 2022. The establishment of a new working group within the National Economic Council to propose a federal regulatory framework for digital assets could lead to significant changes in market structure, oversight, consumer protection and risk management. The evolving regulatory environment may pose challenges to our operations, particularly if new regulations introduce additional compliance costs or restrict certain activities.

●	There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets, including certain legislation to establish a federal supervisory framework for payment stablecoins. With respect to stablecoins, on July 17, 2025, the U.S. Congress passed the GENIUS Act, which was signed into law by President Donald Trump on July 18, 2025. The GENIUS Act introduces the first federal regulatory framework for payment stablecoins, addressing consumer protection, financial stability, national security and anti-money laundering compliance, and establishes prudential requirements for the issuance, reserve backing and supervision of U.S.-dollar-pegged stablecoins. However, it is not yet in effect and certain provisions depend on final implementing regulations, which are issued by the primary federal stablecoin regulators. As a result, we may be subject to certain regulatory requirements and restrictions. This may implicate new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Additionally, the regulatory treatment of fiat-backed stablecoins across other jurisdictions remains uncertain.

●	Increased regulation may also result in limitations on the use cases of Bitcoin. In addition, regulatory developments may require us to comply with certain existing and new regulatory regimes, such as if any of our activities cause us to be deemed a “money service business” under the regulations promulgated by the Financial Crimes Enforcement Network of the United States under the authority of the U.S. Bank Secrecy Act, including those that would require us to implement certain anti-money laundering programs, submit certain reports to Financial Crimes Enforcement Network of the United States and maintain certain records.

●	In addition to the stablecoin legislation, the U.S. Congress has continued to take steps towards enacting legislation regarding the digital assets market structure. For instance, on July 17, 2025, the U.S. House of Representatives passed the CLARITY Act, which—if ultimately enacted—would allocate jurisdiction between the SEC and CFTC with respect to digital assets and create a market-structure framework for digital commodities; the bill also seeks to resolve regulatory ambiguity regarding the meaning of “security” and “commodity” using a classification system under which more decentralized digital assets, and secondary trading in digital assets, would be regulated by the CTFC and initial offerings of more centralized digital assets would be regulated by the SEC. . The U.S. Senate is also considering legislation that would provide a comprehensive regulatory framework for digital assets. The U.S. Senate Committee on Banking, Housing, and Urban Affairs released an initial discussion draft of the RFIA in July 2025, a second discussion draft in September 2025 and, on January 12, 2026, the Chairman Tim Scott released a proposed amendment to the RFIA, which remains under negotiation. The RFIA proposes a comprehensive regulatory framework for digital assets aimed at clarifying jurisdiction, enhancing consumer protections and fostering innovation. It seeks to resolve whether digital assets should be regulated as securities or commodities by introducing the concept of “ancillary assets,” which include digital assets offered through the sale of an investment contract. The SEC would have jurisdiction over initial offerings of ancillary assets, but secondary trading in ancillary assets would be excluded from the definition of security. In addition, the U.S. Senate Committee on Agriculture, Nutrition, and Forestry has advanced the Digital Commodity Intermediaries Act (“DCIA”), which like the CLARITY Act, would subject spot trading of digital assets that are commodities to regulation by the CFTC. It is an open question as to how the Senate will proceed.

●	The U.S. federal banking agencies have revoked prior guidance that restricted the ability of financial institutions to engage in digital asset related activities. On March 7, 2025, the Office of the Comptroller of the Currency (“OCC”) issued a letter rescinding its previous guidance that required national banks and federal savings associations to receive prior written non-objection before engaging in crypto-asset-related activities, and reaffirmed these institutions are permitted to provide crypto-asset custody, hold stablecoin reserves and use distributed ledger and stablecoins to engage in payment activities. On March 28, 2025, the Federal Deposit Insurance Corporation (“FDIC”) issued a letter rescinding a previous letter from 2022 that required prior notification from FDIC-supervised institutions that wanted to engage in crypto-related activities, and confirmed that such institutions may engage in certain permissible digital assets-related activities, if they adequately manage the associated risks (including market and liquidity, operational and cybersecurity and anti-money laundering risks). On April 24, 2025, the Board of Governors of the Federal Reserve System of the United States (“Board of Governors of the Federal Reserve”) announced that it had withdrawn previous guidance that required state member banks to provide advance notification and, in certain cases, obtain nonobjections to engage in certain crypto-asset and dollar-token activities.

●	In July 2025, the OCC, the Board of Governors of the Federal Reserve, and the FDIC issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States. As a result of these regulatory changes, competition on the offering of certain of our products and services may increase, potentially impacting our revenue, as well as the market price of Bitcoin and in turn may adversely affect the market price of Class A Common Stock. On May 7, 2025, the OCC issued a letter confirming that national banks and federal savings associations may provide and outsource cryptocurrency custody and execution services on behalf of customers. Additionally, on December 9, 2025, the OCC issued a new letter, confirming that national banks may, as part of their business of banking, engage in riskless principal crypto-asset transactions, which involve a bank acting as principal in a crypto-asset transaction with one customer while simultaneously entering into an offsetting transaction with another. See “—The Company operates in a highly competitive environment and competes against companies and other entities with similar strategies, including companies with significant Bitcoin holdings and ETFs and ETPs for Bitcoin and other digital assets, and Twenty One Capital’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.”

●	The U.S. federal banking agencies have enhanced the supervision of novel activities conducted by banking organizations, especially following the failures of Silicon Valley Bank, Signature Bank and Silvergate Bank in March 2023, which were entities perceived as integral to the digital asset ecosystem, causing a number of digital asset industry participants to struggle in finding banks willing to work with them. Reports have also suggested that U.S. regulatory agencies, including the Department of the Treasury, may have advised financial institutions to approach crypto-related clients with caution. While some policymakers and industry participants have argued that this activity constituted a coordinated effort to limit banking access to crypto companies, regulators have not publicly confirmed such an initiative. Congressional hearings continue to explore the extent to which government influence may have contributed to banking challenges for crypto businesses. While recent regulatory developments suggest a more measured approach to crypto-related banking services, as discussed above, and shifts on risk management practices signaling that debanking of digital asset industry participants without individualized risk assessments would not be supported, there is no guarantee that similar measures will not be reintroduced in the future. If banking restrictions tighten due to a shift in U.S. regulatory priorities, the digital asset ecosystem could face challenges in securing banking relationships, which could impact digital asset liquidity, market stability, operational security and institutional adoption, all of which could negatively affect the digital assets market and therefore the value of digital assets.

●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets, including Bitcoin, in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based. In addition to the United States, other governments or governmental bodies globally have introduced or are contemplating environmental and energy legislative and regulatory changes in response to the increasing focus on power consumption required to operate large-scale data centers. A changing legislative environment could create economic and regulatory uncertainty for our business because the industries in which we operate, with their high energy demand, could become targets for future environmental and energy regulations.

●	On April 14, 2023, the SEC re-opened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. On June 12, 2025, the SEC issued a notice to withdraw this proposal. If the SEC seeks to adopt a similar proposal in the future, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.

●	On January 21, 2025, the SEC announced that then-Acting SEC Chairman Mark Uyeda “launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets.” The task force is focused on helping the SEC “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks and deploy enforcement resources judiciously.” While the SEC has formed the crypto task force to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend practical policy measures that aim to foster innovation and protect investors, the task force has only recently begun. Additionally, on April 4, 2025, the SEC issued a statement concluding that “covered stablecoins” do not involve the offer or sale of securities within the meaning of the Securities Act or Exchange Act. While it provided a definition of what is a “covered stablecoin,” it is still unclear how this determination would affect non-covered stablecoins, and how it would interact with other proposed bills and regulations proposed by other agencies.

●	On April 8, 2025, CFTC Acting Chairman Caroline Pham directed CFTC Staff, pursuant to Executive Order 14219, to deprioritize actions involving violations of registration requirements under the Commodity Exchange Act unless there is evidence that the non-registrant knew of the registration requirement and violated it willfully. The CFTC’s deprioritization of such enforcement actions, including against unregistered intermediaries who offer derivatives trading on crypto-assets, could add risk to the digital asset ecosystem. On December 16, 2025, the CFTC withdrew its prior interpretive guidance on Retail Commodity Transactions Involving Certain Digital Assets, creating uncertainty regarding when “actual delivery” occurs in the context of virtual currency transactions involving leverage and margin, which are subject to CFTC regulation as retail commodity transactions.

●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and provision of services in relation to digital assets, like Bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024. MiCA regulates the authorization requirement for and supervision of crypto-asset service providers, as well as crypto-asset issuers, offerors and persons seeking admission to trading of crypto-assets in the European Union. In addition, MiCA also requires the European Commission (i) to provide a report on the environmental impact of crypto-assets and (ii) based upon such report, introduce measures that might be warranted to mitigate the adverse impacts on the environment of technologies employed in markets in crypto-assets like the consensus mechanisms such as mandatory minimum sustainability standards for consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.

●	In November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency, which the SEC agreed to dismiss on March 3, 2025. Additionally, individual states have the ability to file similar lawsuits on the grounds of violations of state securities laws. For example, the Oregon state attorney general filed a lawsuit against Coinbase, Inc. in April 2025, for alleged violations of Oregon state securities law, and there have been similar claims against other digital asset industry participants at a state level.

●	Firms engaging in crypto-asset activities in the UK must currently be registered with the Financial Conduct Authority (the “FCA”) under the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (“MLRs”), and are subject to various requirements and obligations as a result. The marketing of crypto-assets is also restricted and may only be conducted by firms that are authorized by the FCA or registered under the MLRs. The FCA has also introduced rules prohibiting the marketing and sale of derivatives that reference certain types of crypto-assets to retail customers in the UK. A similar ban on the marketing and sale of exchange-traded notes referencing crypto-assets to retail customers was lifted in October 2025. The UK regulatory framework for crypto-assets continues to evolve rapidly, and firms operating in this space face an increasingly complex and restrictive compliance landscape. The FSMA 2023 established a framework to bring certain crypto-asset activities, including issuance and trading, within the UK’s financial regulatory perimeter. In December 2025, His Majesty’s Treasury laid draft legislation before the UK Parliament to bring a wide range of crypto-asset activities within the scope of the UK’s regulatory perimeter, including operating a crypto-asset trading venue, providing custody services and dealing in crypto-assets. The legislation will come into effect following approval from both Houses of Parliament, which is expected to be a formality, and the new regime will start to apply on 25 October 2027. Further detailed rules relating to the regime are still under consultation by the FCA. In particular, the FCA is consulting in respect of the issuance of stablecoins, the custody of crypto-assets and prudential requirements for crypto-asset businesses. The final rules are expected to come into force in parallel with the broader regime.

●	In June 2023, the SEC filed a complaint against Coinbase, Inc. charging it with operating as an unregistered securities exchange, broker and clearing agency, and for the unregistered offer and sale of securities in connection with its staking-as-a-service program. Recently, in February 2025, the SEC announced the filing of a joint stipulation with Coinbase, Inc and Coinbase Global Inc. to dismiss the civil enforcement action against their crypto platform.

●	In November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, the CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States.

●	In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. Other jurisdictions, including Egypt, Morocco and the Dominican Republic have also made the use of Bitcoin illegal. If the use of Bitcoin is made illegal in other jurisdictions, particularly where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. Additionally, if another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to us in the future.

While the current administration has expressed support regarding the development and use of digital assets and the U.S. enacted the GENIUS Act in July 2025, the specific regulatory frameworks, including the potential adoption of the CLARITY Act, RFIA, DCIA or other digital market structure bills, are still to be developed. Although in December 2025, the FDIC published a notice of proposed rulemaking that seeks to establish the procedures for institutions under its supervision to obtain an approval to issue payment stablecoins through a subsidiary, this is only the beginning of the first of many rulemakings under the GENIUS Act. The exact timeline and impact of these efforts on our business is uncertain, and there is uncertainty regarding enforcement actions by several U.S. agencies involving digital asset issuers and trading platforms. Additionally, it is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or the impact of any such additional authorities, including the authority that Congress has already granted to the banking agencies under the GENIUS Act. It is also not possible to predict how additional legislation, regulation or other form of regulatory or supervisory oversight—such as the implementing regulations under the GENIUS Act or any Senate amendments to the CLARITY Act, DCIA or the RFIA—might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically.

We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of Bitcoin and any other digital assets we may hold or expect to hold at such time and in turn adversely affect the market price of Class A Common Stock.

Moreover, the risks of engaging in a Bitcoin acquisition strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The novelty of Bitcoin may increase the risk of employee or service provider misconduct or error, which may adversely impact the business of Twenty One Capital. Employee or service provider misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity. Employee or service provider errors could expose us to the risk of material losses even if the errors are detected. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel Bitcoin products and services which we may offer in the future. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, or any contractors and agents we may contract with, could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Bitcoin, institutional demand for Bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Bitcoin as a means of payment and the availability and popularity of alternatives to Bitcoin. Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term. In addition, private actors that are wary of Bitcoin or the regulatory concerns associated with Bitcoin have in the past taken, and may in the future take, further actions that may have an adverse effect on our business or the market price of Class A Common Stock.

Because Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of Bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of Bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of Bitcoin. The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold Bitcoin, provide Bitcoin-related services or accept Bitcoin as payment, which could also decrease the price of Bitcoin. Liquidity of Bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Bitcoin and other digital assets.

The regulatory environment for digital assets in the United States and globally remains highly uncertain and is evolving rapidly. U.S. policymakers are only beginning to define a comprehensive regulatory framework for digital assets. As a result, Twenty One Capital may face challenges in adapting to proposed or newly enacted laws and regulations, which could materially and adversely affect its business, financial condition and operations.

As crypto assets have grown in both popularity and market size, various U.S. federal, state and local and foreign governmental organizations, as well as consumer agencies and public advocacy groups, have increasingly scrutinized the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities and fund criminal or terrorist enterprises. In addition, the safety and soundness of platforms and other service providers that hold crypto assets for users have drawn regulatory and public attention. These concerns have led to calls for heightened regulatory oversight, and new laws and regulations.

Unlike traditional financial institutions, which have cultivated long-standing relationships with policymakers and regulators, participants in the cryptoeconomy are relatively new to the U.S. legislative and regulatory landscape. While engagement with policymakers and regulators has begun, it is still at a relatively nascent stage and may be insufficient to influence future legislation and regulation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that adversely affect the cryptoeconomy or crypto asset platforms. Consequently, Twenty One Capital may be disproportionately impacted by such developments, potentially restricting its ability to operate or innovate. Additionally, any future political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

Several spot Bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Bitcoin holdings.

As also noted above, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illicit activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to ongoing war between Russia and Ukraine. If we are found to have purchased any of our Bitcoin from bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Bitcoin by us may be restricted or prohibited.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the bankruptcy of FTX Trading Ltd., one of the world’s largest cryptocurrency exchanges, in November 2022, which has been widely cited as a catalyst for increased regulatory and enforcement focus on the digital assets industry and certain market participants and practices. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant compliance and other costs on the Company, significantly limit our ability to hold and transact in Bitcoin or materially reduce the value of Twenty One Capital’s Bitcoin holdings.

Bitcoin’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of Bitcoin-related products, and services in general, is subject to a high degree of uncertainty, and if the Company is unable to properly characterize such product or service offering, Twenty One Capital may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect Twenty One Capital’s business, operating results and financial condition.

The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of an investment contract that is offered or sold as a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset, product or service that is offered and sold is an investment contract was set forth in the 1946 U.S. Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service that would be ultimately deemed to be offered and sold as a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed to be offered or sold as a “security” or “securities offering” under applicable laws.

Public statements made by previous senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin (as currently offered and sold) is a “security” under the U.S. federal securities laws. As of December 31, 2025, Bitcoin is a crypto asset which senior officials at the SEC have publicly stated is unlikely to be considered a “security.” However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. In addition, the SEC and courts have taken the position that a crypto asset that is not itself a security can be offered and sold in securities transactions, which carry many of the same regulatory risks and consequences summarized above. For example, the SEC has taken the position that yield, lending products, services or protocols can constitute the offer and sale of security even if the underlying crypto asset is not a security.

Any enforcement action by the SEC or any international or state securities regulator asserting that Bitcoin should be offered and sold as a “security” or a court decision to that effect, or any international or state securities regulator asserting that Bitcoin itself is a “security”, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as our business.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets, products and services that are being offered or sold as “securities”, while other foreign jurisdictions have adopted a narrower approach. As a result, certain crypto assets, products or services, including those relating to Bitcoin, may be deemed to be offered and sold as a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations or directives that affect the characterization of crypto assets, products or services that are offered or sold as “securities.”

The classification of a crypto asset, product or service that is offered and sold as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is offered and sold as a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are offered or sold as securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are offered or sold as securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”) in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. If Bitcoin should be offered and sold as a “security”, these intermediaries may be unable to buy and sell Bitcoin under current SEC regulations, which may cease facilitation of Bitcoin trading by these intermediaries and have a significant adverse impact on the liquidity and price of Bitcoin. Foreign jurisdictions may have similar licensing, registration and qualification requirements.

In its initial business activities, which constitute (i) actively accumulating Bitcoin and managing its Bitcoin holdings and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy, Twenty One Capital does not plan to offer or sell Bitcoin as “investment contracts” or otherwise as a “security”. The Company is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange or ATS (or foreign equivalents), and we believe that Bitcoin in itself or as a result of the manner in which we intend to purchase or sell Bitcoin in our initial business activities, is not a security (including based on prior statements by a number of SEC senior officials). However, statements, settlements and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. Regardless of public statements made by senior officials at the SEC and our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or a foreign regulatory authority were to assert, or a court were to determine, that either Bitcoin itself or a product or service that we may offer or sell in the future related to Bitcoin, such as lending, rewards or savings products, could be viewed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given Bitcoin product or service that is offered and sold as a security or non-security, or that the SEC, foreign regulatory authority or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts and developments in technology.

If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a product or service that is offered or sold by us in the future is a security, we would not be able to offer such product or service until we are able to do so in a legally compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a product or service that is offered or sold constitutes a security may result in us ceasing to offer that product or service, and may also result in us determining that it is advisable to cease offering products and services entirely, that have similar characteristics to the product or service that was alleged or determined to be a security. Alternatively, we may determine to continue to offer certain future products or services even if the SEC or another regulator alleges that the product or service is offered or sold as a security, pending a final judicial determination as to that product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made that product or service available without registering that product or service with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the product or service in compliance with the registration requirements, or for acting as a broker, dealer or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability, and reputational harm. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service. If we were to modify or discontinue any product offering or service for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products or services continue to be offered by our competitors), and may adversely affect our business, operating results and financial condition.

Regulatory changes classifying Bitcoin as a “security” could lead to Twenty One Capital’s classification as an “investment company” under the Investment Company Act and could adversely affect the market price of Bitcoin and the market price of shares of Class A Common Stock.

While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the U.S. federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of shares of Class A Common Stock.

The Company is not subject to the same legal and regulatory obligations, including certain compliance and reporting obligations intended to protect investors, that apply to investment companies such as mutual funds and ETFs, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors.

We believe we are currently not subject to, and do not otherwise voluntarily comply with, these laws and regulations. Consequently, shareholders of Twenty One Capital do not have the regulatory protections provided to shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, Twenty One Capital may hold or trade in commodity futures contracts in order to hedge its Bitcoin holdings. A futures contract, which is a type of derivative, is subject to the risk of loss caused by unanticipated market movements, which are potentially unlimited. In addition, there may at times be an imperfect correlation between the movement in the prices of futures contracts and the value of their underlying instruments or indexes, and there may at times not be a liquid secondary market for certain futures contracts leading to the possible inability to sell or close out a futures contract at the desired time or price. Commodity futures are regulated by the Commodity Exchange Act, as administered by the CFTC. We do not believe that we are a commodity pool for purposes of the Commodity Exchange Act. Consequently, shareholders will not have the regulatory protections provided to shareholders in Commodity Exchange Act-regulated instruments or commodity pools.

This means, among other things, that the execution of, or changes to, our Bitcoin acquisition and management strategy, our use of leverage, the manner in which our Bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Bitcoin acquisition strategy would require the approval of the Company Board, no shareholder or regulatory approval would be necessary. Consequently, the Company Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Bitcoin. In the future, the Company could be deemed to be a commodity pool based on CFTC guidance or changes in the regulatory environment, such as passage of the CLARITY Act, which could subject the Company to additional regulatory requirements and compliance burdens.

Due to the unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Bitcoin trading venues and adversely affect the value of Twenty One Capital’s Bitcoin holdings.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many Bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Bitcoin trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more Bitcoin trading venues cease or pause for a prolonged period the trading of Bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2022, there were reports claiming that more than half of Bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC has also brought actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the Bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin market than is commonly understood. Any actual or perceived false trading in the Bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Bitcoin. Negative perception, a lack of stability in the broader Bitcoin markets and the closure, temporary shutdown or operational disruption of Bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians or other major participants in the Bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader Bitcoin ecosystem and greater volatility in the price of Bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading Ltd., and BlockFi filed for bankruptcy, following which the market prices of Bitcoin and other digital assets significantly declined. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of Bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the current U.S. administration has dismissed these enforcement actions, it is uncertain when or whether new enforcement actions may be brought. The price of Class A Common Stock may be affected by the value of our Bitcoin holdings and the failure of a major participant in the Bitcoin ecosystem could have a material adverse effect on the market price of Company Stock.

Twenty One Capital’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect Twenty One Capital’s reputation, operating results and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations and rules is largely dependent on the establishment, maintenance and scaling of our compliance, internal audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We cannot assure you that our policies and procedures will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Any potential regulators who may have jurisdiction over us, including in the future, may periodically review our compliance program, including our policies and procedures, and with applicable law. We may from time to time receive examination reports citing violations of applicable law and inadequacies in existing compliance programs requiring us to enhance certain practices with respect to our practices or compliance program, including due diligence, training, monitoring, reporting and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators and financial institution partners could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, that may prohibit us from engaging in some of our business activities, or revoke any licenses we have or may obtain in the future. We face significant intervention by regulatory authorities, including extensive auditing and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities and potential future financial institution partners. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be a significant loss to us or our financial institution partner(s). Any of these outcomes would adversely affect our reputation and brand and our business, operating results and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.

We plan to accelerate Bitcoin adoption and Bitcoin literacy. We have not previously engaged in the business of online learning programs and educational content, and growing these operations could be difficult for us, including, without limitation, due to operational challenges and significant competition.

A central pillar of Twenty One Capital’s mission is to accelerate Bitcoin adoption and literacy at both institutional and retail levels, through online learning programs, publishing educational content, and partnering with institutions. The Company and its management have not previously engaged in the business of online learning programs or the business of publishing educational content. The creation of new online academic programs may not be accepted by prospective customers.

Building awareness of our online learning programs is critical to our ability to acquire prospective customers and generate revenue. A substantial portion of our online learning program expenses will likely be attributable to developing, marketing, and selling our online learning programs, which we cannot guarantee will result in successfully attracting customers. We seek to generate revenue based on prospective customers purchasing our online learning programs, so it is critical to our success that we identify prospective customers in a cost-effective manner and that any customers who purchase our products remain active in our offerings.

In addition, our efforts to develop online learning programs may be materially adversely affected by increased competition in the online education market and our competitors’ increasing use of artificial intelligence and machine learning, or because of problems with the performance or reliability of our future online program infrastructure.

We seek to engage in other Bitcoin-related activities, including Bitcoin-related financial and advisory services, Bitcoin-related debt and equity structured products and Bitcoin-related lending activities, all of which are subject to regulation. We have not previously engaged in these business lines and we may be unable to implement our business plan, including, without limitation, due to operational challenges, significant competition and regulation.

It is our long-term strategy to expand our operations in the future to include Bitcoin-related financial and advisory services. This may include Bitcoin-related debt and equity structured products and Bitcoin-related lending activities. We may also incur indebtedness or enter into other financial instruments in the future that may be collateralized by our Bitcoin holdings or pursue other strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These offerings are expected to be highly regulated, any failure to obtain or maintain necessary money transmission, banking services and/or virtual currency business activity registrations and licenses, or comply with any applicable laws, rules and regulations could adversely affect our ability to offer these services. See risk factor “Bitcoin’s status as a product that may be offered and sold as a “security” in any relevant jurisdiction, as well as the status of Bitcoin-related products, and services in general, is subject to a high degree of uncertainty, and if the Company is unable to properly characterize such product or service offering, Twenty One Capital may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect Twenty One Capital’s business, operating results and financial condition.” Regulators and payment processors have historically taken actions relating to access to banking services. Heightened scrutiny by regulators could be detrimental to our long-term strategy and failure to comply with regulators during and after our engagement in such activities could damage our brand, reputation, business, operating results and financial condition.

Further, Twenty One Capital has not previously engaged in such Bitcoin-related services, and may be unable to implement a business strategy to successfully deliver these services. We cannot guarantee our success in delivering these services. However, if we fail to keep pace with rapid industry changes to provide new and innovative products and services, and are unable to offer such financial services to generate revenue, this could adversely impact our business, operating results and financial condition. The further development and acceptance of cryptocurrency networks and other cryptocurrencies financial services, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. Conversely, the slowing or stopping of the development or acceptance of digital asset systems may also adversely affect our ability to implement this business strategy.

Even if we are able to expand our operations to include Bitcoin-related financial and advisory services, we cannot guarantee that we will convince our customers to use these services. If our customers decrease their level of engagement with our products, services and platform, our business, operating results and financial condition may be significantly harmed.

Twenty One Capital may be unable to recognize the economic benefit of a “fork” or an “airdrop”, which could adversely impact an investment in the Company.

The only digital asset held by the Company is Bitcoin.

From time to time, Twenty One Capital may come into possession of, acquire, or otherwise establish dominion and control over, digital assets or other assets or rights, or be entitled to acquire any of the foregoing, incidental to Twenty One Capital’s ownership of Bitcoin and that arise without any action of Twenty One Capital (“Incidental Rights”, and such digital assets, other assets and rights, “IR Virtual Currency”). Incidental Rights can arise in a number of ways, including a fork in the Bitcoin blockchain, or an airdrop to holders of Bitcoin (each described below). Twenty One Capital may elect not to take advantage of such Incidental Rights, or may be unable to do so, or may irrevocably abandon the Incidental Rights or IR Virtual Currency, even if this may be economically detrimental to the Company.

Network Forks.

Bitcoin, along with many other digital assets, are open-source projects. As a result, any individual can propose modifications or improvements through one or more software upgrades that could alter the protocol layer of the Bitcoin network. In most cases, when a modification is proposed, a substantial majority of miners adopt it, especially if the new version would be incompatible with the then-current version. However, when a substantial majority of miners do not adopt the modified version, the result is a “hard fork” with two incompatible networks and two incompatible digital assets. Bitcoin has undergone a number of hardforks since its inception. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. Litecoin was also the result of a fork from the original Bitcoin blockchain.

Forks can occur for other reasons as well. For example, after a significant security breach, stakeholders on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced unintentionally through a software bug or network activity.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to Bitcoin and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of Bitcoin, including by negatively affecting cryptocurrency allocations or by failing to capture of the full value of the newly forked Bitcoin if it is excluded from the BRRNY index. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network.

A hard fork may adversely affect the price of Bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. While the Company will determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for Twenty One Capital’s purposes, there is no guarantee that the Company will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the shares of Class A Common Stock. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

In principle, a hard fork could change the source code for the Bitcoin network, including the source code which limits the supply of Bitcoin to 21 million. Although many observers believe this is unlikely at present, there is no guarantee that the current 21 million supply cap for outstanding Bitcoin, which is estimated to be reached by approximately the year 2140, will not be changed. If a hard fork changing the 21 million supply cap is widely adopted, the limit on the supply of Bitcoin could be lifted, which could have an adverse impact on the value of Bitcoin and the value of the shares of Class A Common Stock.

If Bitcoin were to fork into two digital assets, Twenty One Capital may hold, in addition to its existing Bitcoin balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, BRRNY index does not track forks involving Bitcoin. The holder of Bitcoin has no discretion in a hard fork; it merely has the right to claim the new Bitcoin on a pro rata basis while it continues to hold the same number of Bitcoin.

Anchorage, which is the custodian of Twenty One Capital’s Bitcoin, retains the right to determine whether or not to support (or cease supporting) a forked network. The outcome of such decisions by Anchorage may impact the price of Class A Common Stock.

Airdrops.

Owners of Bitcoin may also become subject to an “airdrop.” In an airdrop, the promotors of a different digital asset, typically one that is newly launched, will send that digital asset to the wallet of holders of an existing digital asset for no charge. Airdrops are not always announced and while in some cases the wallet owner needs to take a step to “claim” the new digital asset, in other cases, the wallet owner possesses the new digital asset without taking any actions. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned Bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in BRRNY index under its current methodology. Twenty One Capital may or may not participate in airdrops.

If Twenty One Capital notifies Anchorage in writing of an upcoming airdrop, Anchorage may, among other actions, elect to: (i) custody the airdropped digital asset for an additional fee or (ii) not pursue obtaining the airdropped digital assets. The outcome of such decisions by Anchorage may impact the price of Class A Common Stock.

In the ordinary course of business managing its Bitcoin holding as a Bitcoin treasury company, Twenty One Capital may purchase Bitcoin through spot markets which may be exposed to fraud and market manipulation, including through front running and wash trading, which may adversely affect the value of the shares of Class A Common Stock.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the Bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in Bitcoin manipulating Bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in Bitcoin, new sources of demand for Bitcoin, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Bitcoin trading platforms.

In the ordinary course of business managing its Bitcoin holding as a Bitcoin treasury company, Twenty One Capital may purchase Bitcoin through spot markets. Over the past several years, a number of Bitcoin spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such Bitcoin spot markets were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges.

In 2022, there were reports claiming that more than half of Bitcoin trading volume on digital asset exchanges was fake. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain Bitcoin exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of Bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling Bitcoin and Bitcoin Cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the shares of Class A Common Stock. Any market abuse, and a loss of investor confidence in Bitcoin, may adversely impact pricing trends in Bitcoin markets broadly, as well as an investment in shares of Class A Common Stock.

The price of Bitcoin on available spot markets may be exposed to wash trading.

Spot markets on which Bitcoin trades, through which Twenty One Capital may purchase Bitcoin, may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

To the extent that wash trading either occurs or appears to occur in spot markets on which Bitcoin trades, investors may develop negative perceptions about Bitcoin and the digital assets industry more broadly, which could adversely impact the price Bitcoin and, therefore, the price of shares of Class A Common Stock. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

The price of Bitcoin on available spot markets may be exposed to front-running.

Spot markets on which Bitcoin trades, through which Twenty One Capital may purchase Bitcoin, may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Bitcoin is susceptible to various types of malicious attacks, including a “51% attack” and such an attack, even temporarily, could adversely impact the price of Bitcoin and the value of shares of Class A Common Stock.

Digital asset networks, including the Bitcoin network, are subject to control by entities that capture a majority of the network’s computational power. If a single attacker, or a group of attackers acting in concert, control (even temporarily) a majority of the network mining power (known as hash rate) of the Bitcoin network, known as a “51%” attack, they could engage in harmful acts that could threaten the integrity of the network. For example, such attackers could reverse completed transactions, approve or reject transactions solely for their own benefit, or modify the ordering of transactions. This might allow these malicious actors to “double-spend” their own Bitcoin (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actors did not yield its control of the processing power on the Bitcoin network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the Bitcoin network may not be possible.

Further, a malicious actor could create a flood of transactions in order to slow down confirmations of transactions on the Bitcoin network. For example, on June 2, 2018, the Horizen network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen network. The attack was the result of delayed submission of blocks to the Horizen network. The core developers of Zen subsequently implemented mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions.

Bitcoin mining pools, where miners combine their computational resources (hash power) to increase their chances of mining new blocks and earning rewards, have become a crucial part of the Bitcoin network. If large mining pools were to combine their resources and act maliciously, it could increase the risk of a 51% attack. Moreover, if a majority of miners used the same hardware to mine Bitcoin and such hardware contained malicious code, it is possible that the distributor of that code could launch a 51% attack. For example, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, certain individuals believe it negatively impacted the Bitcoin Cash network.

A 51% attack is more likely to happen in the context of digital assets with smaller market capitalizations due to the reduced computing power threshold required to control a majority of a given network. Nevertheless, it is theoretically possible to mount a similar 51% attack on Bitcoin or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Bitcoin network increases, there may be a negative effect on the value of Bitcoin and the value of the shares of Class A Common Stock.

There are only a few developers who have the authority to maintain the Bitcoin code. A malicious actor could obtain control over the Bitcoin network by influencing or exerting control over one more maintainers. The malicious actor could, for example, convince or pressure a maintainer to modify the code in a manner that benefits the malicious actor. If such amended code is then unknowingly incorporated by a majority of miners, the malicious actor might be able to manipulate the bitcoin network to their benefit. To the extent the malicious actor is successful, and such amendments enable the malicious exploitation of the Bitcoin network, the risk that a malicious actor may be able to obtain control of the Bitcoin network in this manner exists, which may adversely affect the value of Class A Common Stock.

To the extent that the Bitcoin ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the shares of Class A Common Stock.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in Bitcoin and a decline in the value of Bitcoin and, as a result, adversely impact shares of Class A Common Stock.

Although the Company has relevant due diligence procedures regarding anti-money laundering (“AML”) and know-your-customer (“KYC”), these procedures may fail to prevent illegal transactions, which could subject the Company to criminal and civil liabilities and impact the value of the shares of Class A Common Stock and the trading price of the Convertible Notes.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in shares of Class A Common Stock and the Convertible Notes. If Twenty One Capital were to transact with a sanctioned entity, we would be at risk of potential criminal or civil lawsuits or liability.

Twenty One Capital aims to take measures with the objective of reducing illicit financing risks in connection with our activities. However, illicit financing risks are present in the digital asset markets, including markets for Bitcoin. There can be no assurance that the measures employed by the Company will prove successful in reducing illicit financing risks, and the Company will be subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, Twenty One Capital could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have our assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect Twenty One Capital’s ability to operate or cause losses in the value of the shares of Class A Common Stock or the Convertible Notes.

At Closing, the Company adopted and implemented policies and procedures that are designed to ensure that Twenty One Capital does not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. Twenty One Capital aims to only interact with known authorized third-party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as Anchorage.

Anchorage has adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that Twenty One Capital does not transact with a sanctioned party. Notably, Anchorage performs Know-Your-Transaction (“KYT”) screening using blockchain analytic tools, screening systems, and in-house built systems to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to Anchorage’s KYT program, any Bitcoin that is delivered to Twenty One Capital’s custody account will undergo screening to ensure that the origins of that Bitcoin are not illicit.

There is no guarantee that such procedures will always be effective. If third parties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or Twenty One Capital’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Company under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by Anchorage. Any of the foregoing could impact the value of the shares of Class A Common Stock or negatively affect Twenty One Capital’s ability to operate.

Twenty One Capital’s business activities may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain business activities are subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or such approval or clearance are subject to conditions that are not acceptable to us, we may not be able to engage in such activities.

Among other things, the offering of certain financial products may be subject to state, federal or foreign laws or regulations. U.S. or foreign laws or regulations may also affect our ability to acquire interests in other businesses. In the United States, certain mergers that may affect competition may require filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Third parties may claim we infringe their intellectual property rights

We periodically receive, and in the future may continue to receive, notices from third parties claiming we are infringing their intellectual property rights. The frequency of such claims may increase as we expand our offerings and branding. Responding to any infringement claim, regardless of its validity, could:

●	be time-consuming, costly, and/or result in litigation;

●	divert management’s time and attention from developing our business;

●	require us to pay monetary damages or enter into royalty or licensing agreements that we would normally find unacceptable; or

●	require us to rename our content or entities.

If a successful infringement claim is made against us and we fail to develop or license a substitute brand name or content, as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

Risks Related to Being a Public Company

The market price of Class A Common Stock may be volatile and decline materially as a result of volatility in Bitcoin or the digital asset markets generally, or for other reasons. You should be aware that you may lose some or all of your investment. Similarly, the trading prices of the Convertible Notes, if a market develops, may be volatile.

The trading price of Class A Common Stock may be volatile. The stock market has recently experienced and in the future may experience extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of Class A Common Stock at an attractive price due to a number of factors such as the following:

●	Twenty One Capital’s operating and financial performance and prospects;

●	risk of Twenty One Capital’s credit rating being downgraded;

●	Twenty One Capital’s quarterly or annual earnings or those of other companies in its industry compared to market expectations;

●	conditions that impact demand for Twenty One Capital’s future products and/or services;

●	future announcements concerning Twenty One Capital’s business, its customers’ businesses or its competitors’ businesses;

●	the public’s reaction to Twenty One Capital’s press releases or other public announcements and filings with the SEC;

●	the market’s reaction to Twenty One Capital’s reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

●	the size of Twenty One Capital’s public float;

●	volatility in Bitcoin, Twenty One Capital’s principal asset;

●	the control by Tether and Bitfinex over the Company, which results in Twenty One Capital being a “controlled company” under securities exchange rules, and may create conflicts of interest between the Company and Tether or Bitfinex;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of Twenty One Capital’s success, or lack thereof, in pursuing its strategy;

●	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect Twenty One Capital’s industry or Twenty One Capital;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	changes in Twenty One Capital’s accounting standards, policies, guidance, interpretations or principles;

●	changes in Twenty One Capital’s senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of Class A Common Stock;

●	changes in Twenty One Capital’s dividend policy;

●	the lack of voting rights;

●	failure by the Company to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions or a change in regulations or enforcement policies that adversely affects our operations;

●	adverse resolution of new or pending investigation, regulatory action or litigation against Twenty One Capital; and

●	changes in general market, economic and political conditions in the United States and other global economies or financial markets, including those resulting from inflation and related monetary policy in response to inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

Broad market and industry factors may materially reduce the market price of Class A Common Stock, regardless of Twenty One Capital’s operating performance. In addition, price volatility may be greater if the public float and trading volume of Class A Common Stock is low. As a result, you may suffer a loss on your investment.

Twenty One Capital’s share price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and Twenty One Capital expects that increased focus to continue. Twenty One Capital may be subject to increased scrutiny by the SEC and other government agencies on holders of Twenty One Capital securities as a result, which could adversely affect the price of Class A Common Stock. Similarly, the trading prices of the Convertible Notes, if a market develops, may be volatile.

A substantial part of Twenty One Capital’s assets is its Bitcoin holdings and cash and cash equivalents from the proceeds of the Business Combination and the PIPE Investments not invested in Bitcoin. Although the Company is expected to have certain other operations, the Company will depend on such retained cash and cash equivalents to pay its debts and other obligations.

As of consummation of the Business Combination, a substantial part of Twenty One Capital’s assets is its Bitcoin holdings and cash and cash equivalents from the proceeds of the Business Combination and the PIPE Investments not invested in Bitcoin. While Twenty One Capital plans to generate revenue through its educational content platforms and, in the future, its provision of Bitcoin-related financial and advisory services, as well as active management of its Bitcoin holdings, these business strategies are subject to risks as described in this section. Twenty One Capital’s ability to pay taxes and operating expenses, as well as its debt service obligations in the future, if any, is largely dependent upon the financial results and cash flows resulting from its business strategies. There can be no assurance that the Company will generate sufficient cash flow from its educational programs or financial and advisory services, or that applicable law and contractual restrictions, including negative covenants under any debt instruments, if applicable, will permit the sale of Bitcoin that secures then-outstanding notes in order to fund working capital needs. Twenty One Capital may default on contractual obligations or have to borrow additional funds. In the event that the Company is required to borrow additional funds, it could adversely affect Twenty One Capital’s liquidity and subject it to additional restrictions imposed by lenders. If Twenty One Capital enters into additional financing or other agreements in the future, Twenty One Capital cannot make assurances that these agreements will be on favorable terms or that they will not restrict the distribution of dividends or other payments to shareholders.

Twenty One Capital’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Twenty One Capital’s failure to raise capital when needed could harm its business, operating results and financial condition.

Twenty One Capital cannot be certain if it will generate sufficient cash through its educational content platforms and, in the future, its provision of Bitcoin-related financial and advisory services, or the active management of its Bitcoin holdings to fund future operations or growth of its business. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, Twenty One Capital may be unable to invest in future growth opportunities, which could harm Twenty One Capital’s business, operating results and financial condition. The Company incurred debt at Closing pursuant to the issuance of the Convertible Notes, and may from time to time issue additional notes in order to further its Bitcoin acquisition strategy. If Twenty One Capital incurs additional debt, the debt holders could also have rights senior to holders of Company Stock to make claims on Twenty One Capital’s assets. The terms of any debt could restrict Twenty One Capital’s operations, including its ability to pay dividends on Class A Common Stock. As a result, the Company shareholders bear the risk of future issuances of debt securities, reducing the value of the shares of Class A Common Stock.

The issuance of additional shares or convertible securities by the Company could make it difficult for another company to acquire Twenty One Capital, may dilute the ownership of Twenty One Capital shareholders and could adversely affect the price of Class A Common Stock.

Twenty One Capital may obtain additional financing and may issue additional shares and/or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity and/or preferred shares. Issuing additional shares of Company Stock, other equity securities, and/or securities convertible into equity may dilute the economic and voting rights of Twenty One Capital’s existing shareholders, reduce the market price of outstanding shares of Class A Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit Twenty One Capital’s ability to pay dividends to the holders of Class A Common Stock. The potential issuance of additional securities may delay or prevent a change in control of us, discourage bids for our securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our securities, including Class A Common Stock. Twenty One Capital’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may adversely affect the amount, timing or nature of its future offerings. As a result, holders of Class A Common Stock bear the risk that Twenty One Capital’s future offerings and exercise of any options under any stock option plans that Twenty One Capital may implement may reduce the market price of Class A Common Stock and dilute their percentage ownership.

Future resales of Class A Common Stock may cause the market prices of Twenty One Capital’s securities to drop significantly, even if Twenty One Capital’s business is doing well.

Pursuant to the Lock-Up Agreements and the Insider Letter (which were amended at Closing in accordance with the Sponsor Support Agreement), subject to certain exceptions, the Company Stock received by the Sponsor, Tether, Bitfinex and the Company Stock transferred by Tether to SoftBank is locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

However, following the expiration of such lock-up, the Sponsor, Tether, Bitfinex and SoftBank will not be restricted from selling Company Stock held by them, other than by applicable securities laws. As of completion of the Business Combination (and the Cantor F&F Sale), the Sponsor, Tether, Bitfinex and SoftBank collectively beneficially own approximately 88% of the outstanding shares of Class A Common Stock, excluding the 35,068,912 shares of Class A Common Stock issuable upon conversion of the Convertible Notes based on the initial conversion rate of 72.0841, determined based on the formula set forth in the Indenture as calculated at the Closing, or the shares issuable under the Equity Incentive Plan.

In addition, pursuant to the Ancillary Agreements, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, shares of Class A Common Stock that are held by the Sponsor, Tether, Bitfinex and SoftBank. Pursuant to the Ancillary Agreements, such parties have customary registration rights, including demand and piggy-back rights. 309,182,606 shares of Class A Common Stock held by such holders is subject to registration rights following Closing

As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of Class A Common Stock and the market price of Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The Company incurs significant costs as a result of being a public company, including additional legal, accounting, insurance and other expenses, as well as costs associated with public company reporting requirements.

The Company incurs significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The Company incurs significant costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and related rules implemented by the SEC and NYSE, or any other national securities exchange on which it may list its securities in the future. As of the Business Combination, Twenty One Capital expects these laws and regulations to increase its legal and financial compliance costs and to render some activities more time-consuming and costly, although the Company is currently unable to estimate these costs with any degree of certainty. The Company may need to hire more employees or engage outside consultants to comply with these requirements, which will increase its costs and expenses. These laws and regulations could make it more difficult or costly for the Company to obtain certain types of insurance, including directors’ and officers’ liability insurance, and Twenty One Capital may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company Board or board committees or as executive officers. Furthermore, if the Company is unable to satisfy its obligations as a public company, it could be subject to delisting of its Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Twenty One Capital’s management team has limited experience managing and operating a U.S. public company.

Certain members of Twenty One Capital’s management team have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. Its transition to being a U.S. public company subjects the Company to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from Twenty One Capital’s senior management and could divert their attention away from the day-to-day management of its business. Twenty One Capital may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of U.S. public companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company may require costs greater than expected. To support its operations as a U.S. public company, the Company plans to recruit additional qualified employees or external consultants with relevant experience, which will increase its operating costs in future periods. Should any of these factors materialize, Twenty One Capital’s business, financial condition and results of operations could be adversely affected.

If Twenty One Capital is unable to maintain an effective system of internal controls and compliances, its business and reputation could be adversely affected.

Twenty One Capital plans to manage regulatory compliance by monitoring and evaluating its internal controls to ensure that it is in compliance with all relevant statutory and regulatory requirements, but there can be no assurance that deficiencies in its internal controls and compliances will not arise, or that it is able to implement, and continue to maintain, adequate measures to rectify or mitigate any such deficiencies in its internal controls, in a timely manner or at all. Twenty One Capital cannot assure that there will be no instances of inadvertent non-compliances with statutory requirements, which may subject it to regulatory action, including monetary penalties, which may adversely affect its business and reputation. See also “Twenty One Capital’s compliance and risk management methods might not be effective and may result in outcomes that could adversely affect Twenty One Capital’s reputation, operating results and financial condition.”

Twenty One Capital’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on its business, financial condition, results of operations, cash flow and prospects.

Section 404 of the Sarbanes-Oxley Act requires the Company to evaluate the effectiveness of its internal control over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of its internal control over financial reporting. Due to a transition period established by the SEC for newly public companies in relation to Section 404 of the Sarbanes-Oxley Act, we are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting. However, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Additionally, once Twenty One Capital ceases to be an emerging growth company, its independent registered accounting firm will also be required to attest to the effectiveness of its internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC.

Notwithstanding the foregoing, in the course of the preparation of this Annual Report on Form 10-K, Twenty One Capital’s management identified a material weakness in its internal control over financial reporting related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination. Management is in the process of implementing its remediation plan. Management will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable procedures have operated for a sufficient period of time and management has concluded, through testing, that these procedures are operating effectively. Management cannot assure you that the measures taken to date, and are continuing to implement, will be sufficient to remediate the material weakness identified or avoid potential future material weaknesses. Twenty One Capital’s ability to comply with the annual internal control reporting requirements will depend on the effectiveness of its financial reporting and data systems and controls across its company.

Twenty One Capital expects these systems and controls to involve significant expenditures and to become increasingly complex as its business grows. To effectively manage this complexity, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm its operating results and cause it to fail to meet its financial reporting obligations or result in material misstatements in its financial statements, which could adversely affect our business and reduce the market price of Class A Common Stock.

The Company is an “emerging growth company” and a “smaller reporting company”. The reduced public company reporting requirements applicable to emerging growth companies may make Class A Common Stock less attractive to investors.

The Company qualifies as an “emerging growth company”, as defined in the JOBS Act. While Twenty One Capital remains an emerging growth company, it is permitted to and plans to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (i) an exemption from compliance with the auditor attestation requirement in the assessment of Twenty One Capital’s internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation arrangements in Twenty One Capital’s periodic reports and registration statements, and (iv) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information Twenty One Capital provides is different than the information that is available with respect to other public companies that are not emerging growth companies.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

Additionally, the Company qualifies as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

Twenty One Capital cannot predict whether investors will find Class A Common Stock less attractive if it relies on these exemptions. If some investors find Class A Common Stock less attractive as a result, there may be a less active trading market for Class A Common Stock. The market price of Class A Common Stock may be more volatile.

Twenty One Capital expects to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the consummation of the Business Combination, (2) in which Twenty One Capital has total annual gross revenue of at least $1.235 billion, or (3) in which the Company is deemed to be a large accelerated filer, which means the market value of Company Stock that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which Twenty One Capital has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. The Company expects to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues is equal to or exceeds $100 million during such completed fiscal year and the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

If securities or industry analysts do not publish research or reports about Twenty One Capital’s business or publish negative reports, the market price of Class A Common Stock could decline.

The trading market for Class A Common Stock is influenced by the research and reports that industry or securities analysts publish about Twenty One Capital’s business. Twenty One Capital may be unable or slow to attract research coverage and if one or more analysts cease coverage of the Company, the price and trading volume of Twenty One Capital’s securities would likely be negatively impacted. If any of the analysts that may cover the Company change their recommendation regarding Twenty One Capital’s securities adversely, or provide more favorable relative recommendations about Twenty One Capital’s competitors, the price of Twenty One Capital’s securities would likely decline. If any analyst that may cover the Company ceases covering the Company or fails to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the price or trading volume of Twenty One Capital’s securities to decline. If one or more of the analysts who cover the Company downgrades Class A Common Stock or if Twenty One Capital’s reporting results do not meet their expectations, the market price of Class A Common Stock could decline. Moreover, the market price of Class A Common Stock may decline after the Business Combination if the Company does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts, or the effect of the Business Combination on Twenty One Capital’s financial results is not consistent with the expectations of financial analysts. Accordingly, holders of Company Stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of Class A Common Stock. In addition, a decline in the market price of Class A Common Stock following the consummation of the Business Combination could adversely affect Twenty One Capital’s ability to issue additional securities and to obtain additional financing in the future.

Twenty One Capital may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm Twenty One Capital’s business, financial condition and operating results.

We do and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising and securities. In addition, we may from time to time become subject to government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines or penalties;

●	substantial outside counsel, advisor and consultant fees and costs;

●	substantial administrative costs, including arbitration fees;

●	additional compliance and licensure requirements;

●	loss or non-renewal of then-existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

●	loss of productivity and high demands on employee time;

●	criminal sanctions or consent decrees;

●	termination of certain employees, including members of our executive team;

●	barring of certain employees from participating in our business in whole or in part;

●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices;

●	an inability to deliver on our strategy;

●	delays to planned transactions, product launches or improvements; and

●	damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.

The Company’s Amended and Restated Certificate of Formation includes (a) an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees and (b) a jury trial waiver for any “internal entity claim”.

The Company’s Amended and Restated Certificate of Formation provides that unless the Company consents in writing to the selection of an alternative forum for the following purposes, the sole and exclusive forum for any of the filing, adjudication and trial of (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of fiduciary duty owed by any current or former director or officer or other employee of the Company to the Company or the Company’s shareholders, (c) any action asserting a claim against the Company or any current or former director or officer or other employee of the Company arising pursuant to any provision of the TBOC or the Company’s Amended and Restated Certificate of Formation or the Amended and Restated Bylaws (as either may be amended from time to time), (d) any action asserting a claim related to or involving the Company governed by the internal affairs doctrine, (e) any action asserting an “internal entity claim” as that term is defined in Section 2.115 of the TBOC, or (f) any other action or proceeding in which the Business Court of the State of Texas has jurisdiction, shall be the Business Court in the First Business Court Division of the State of Texas (provided that if the Business Court determines that it lacks jurisdiction, the United States District Court for the Northern District of Texas, Dallas Division or, if such federal court lacks jurisdiction, the state district court of Dallas County, Texas); provided, however, that such exclusive forum provision shall not apply to direct claims under the Securities Act or the Exchange Act, or the rules and regulations promulgated thereunder. the Company’s Amended and Restated Certificate of Formation also includes a jury trial waiver consisting of the following language: TO THE FULLEST EXTENT PERMITTED BY THE TBOC AND APPLICABLE LAW, AS THE SAME EXISTS OR MAY HEREAFTER BE AMENDED FROM TIME TO TIME, AND CONSISTENT WITH THE PROVISIONS OF THE COMPANY’S AMENDED AND RESTATED CERTIFICATE OF FORMATION, THE COMPANY, EACH SHAREHOLDER, EACH DIRECTOR, AND EACH OFFICER OF THE COMPANY, AS WELL AS EACH OTHER PERSON WHO ACQUIRES AN INTEREST IN ANY SHARES OF STOCK OF THE COMPANY, IRREVOCABLY WAIVES THE RIGHT TO A TRIAL BY JURY CONCERNING ANY “INTERNAL ENTITY CLAIM” AS THAT TERM IS DEFINED IN SECTION 2.115 OF THE TBOC. ANY PERSON OR ENTITY PURCHASING OR OTHERWISE ACQUIRING ANY INTEREST IN SHARES OF STOCK OF THE COMPANY WILL BE DEEMED TO HAVE NOTICE OF, AND TO HAVE KNOWINGLY AND INFORMEDLY CONSENTED AND ACQUIESCED TO, THE WAIVER PROVISIONS OF THE COMPANY’S AMENDED AND RESTATED CERTIFICATE OF FORMATION.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such an exclusive forum provision as written in connection with claims arising under the Securities Act, and the Company’s shareholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company shall be deemed to have notice of and consented to the exclusive forum provision of the Company’s Amended and Restated Bylaws.

Any person or entity purchasing or otherwise acquiring any interest in any Company Stock will be deemed to have notice of and consented to each of the exclusive forum provision and the waiver of jury trial provision, in each case, as set forth in the Company’s Amended and Restated Certificate of Formation. This exclusive forum provision in the Company’s Amended and Restated Certificate of Formation may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, or could result in increased costs for a shareholder to bring a claim, particularly if they do not reside in or near Texas, both of which may discourage the filing of lawsuits with respect to such claims. Alternatively, if a court were to find the exclusive forum provision contained in the Company’s Amended and Restated Certificate of Formation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such actions in other jurisdictions, which could adversely affect the Company’s business, operating results and financial condition.

Furthermore, the Amended and Restated Certificate of Formation contains a waiver of the right to trial by jury with respect to any “internal entity claim” as that term is defined in Section 2.115 of the TBOC. The Company, each shareholder, director and officer of the Company, and each other person who acquires an interest in any shares of stock of the Company will be bound by this provision. Section 2.115(a) of the TBOC defines “internal entity claim” as “a claim of any nature, including a derivative claim in the right of an entity, that is based on, arises from, or relates to the internal affairs of the entity.” In turn, Section 1.105 of the TBOC defines “internal affairs” as “(1) the rights, powers, and duties of its governing authority, governing persons, officers, owners, and members; and (2) matters relating to its membership or ownership interests.” To our knowledge, the scope of “internal entity claim” under the TBOC or whether the applicable jury trial waiver set forth in the Company’s Amended and Restated Certificate of Formation includes claims arising under the federal securities laws has not been finally adjudicated by any applicable federal or state court.

We believe this waiver of the right to trial by jury with respect to any “internal entity claim” as that term is defined in Section 2.115 of the TBOC benefits us by providing increased consistency in the application of Texas law in the types of lawsuits to which it applies, and to the extent that this provision is enforceable, the provision may have the effect of discouraging lawsuits against the Company’s directors, officers, employees and shareholders, including, but not limited to, increased costs to bring such lawsuits or claims; however, the Company shareholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder. If a lawsuit is brought against any of the Company’s directors, officers, employees and shareholders, it may be heard only by a judge or justice of the applicable court as set forth in the exclusive forum provision of the Company’s Amended and Restated Certificate of Formation, which would be conducted according to different procedures and may result in different outcomes than a trial by jury would have.

We believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Texas. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether the visibility of the jury trial waiver provision within the applicable agreement is sufficiently prominent such that a party knowingly, intelligently and voluntarily waived the right to a jury trial.

We believe that this is the case with respect to the waiver of jury trial provision set forth in the Company’s Amended and Restated Certificate of Formation. You should consult legal counsel regarding the waiver of this jury trial provision prior to purchasing or otherwise acquiring any interest in any Company Stock. Alternatively, if a court were to find the waiver of jury trial provision set forth in the Company’s Amended and Restated Certificate of Formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or before a jury, which could harm our business, results of operations, and financial condition.

Furthermore, investors bringing a claim subject to the waiver of jury trial provision set forth in the Company’s Amended and Restated Certificate of Formation may face increased costs and delays compared to a traditional jury trial, as alternative dispute resolution mechanisms (such as arbitration, which is often a condition of such waivers) can sometimes be more expensive and may not offer the same avenues for discovery or appeal. The waiver of jury trial provision set forth in the Company’s Amended and Restated Certificate of Formation may also discourage or limit investors from bringing lawsuits against us or our directors and officers, even in instances where they might otherwise have a valid claim, due to the perceived disadvantages of a non-jury process or the potential for increased costs. We believe this provision is beneficial to us by helping to control litigation costs and focus disputes on legal and factual arguments, but prospective investors should carefully consider the implications of this waiver before making an investment decision.

Because our Class A Common Stock is non-voting, we and our stockholders are exempt from certain provisions of U.S. securities laws. This may limit the information available to holders of our Class A Common Stock and Convertible Notes.

Because our Class A Common Stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders, including changes in that ownership. As a result of our capital structure, holders are not obligated to disclose changes in ownership of our Class A Common Stock, so there can be no assurance that you, or we, will be notified of any such changes. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are not subject to the reporting or the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.

Since our Class A Common Stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A Common Stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A Common Stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B Common Stock, then we will similarly not provide any of this information to holders of our Class A Common Stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we are not required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A Common Stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. If that information is also not required in a Form 10-K, holders of Class A Common Stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, holders of our Class A Common Stock do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A Common Stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

Risks Related to Ownership of Company Stock

Tether, Bitfinex and SoftBank, whose interests may conflict with yours, can individually exercise significant influence over the Company. You will have no voting rights of Class A Common Stock except as required by the TBOC and the concentrated ownership of Company Stock may prevent you and other shareholders from influencing significant decisions in the very limited circumstances in which the TBOC will give you the right to vote and may prevent or discourage unsolicited acquisition proposals or offers for Company Stock, and that may adversely affect the trading price of Class A Common Stock.

As of the Closing, and reflecting the transfer of Company Stock pursuant to the Cantor F&F SPA, Tether, Bitfinex and SoftBank each beneficially own approximately 45.1%, 17.1% and 25.7%, respectively, of the issued and outstanding shares of Class A Common Stock. Further, only Class B Common Stock has voting rights at the Company and all shares of Class B Common Stock are owned by Tether, Bitfinex and SoftBank. For so long as Tether, Bitfinex and SoftBank hold large shares of the voting interests of Twenty One Capital through their ownership of Class B Common Stock, they will each individually have the ability to significantly influence decision-making with respect to Twenty One Capital’s business direction and policies.

Class B Common Stock is not transferable by Tether, Bitfinex and SoftBank, other than as permitted under the Amended and Restated Bylaws. However, the Organizational Documents of Twenty One Capital provide that the shares of Class B Common Stock shall be canceled pro rata upon any transfer of shares of Class A Common Stock by Tether, Bitfinex or SoftBank to any third party (other than their respective Affiliates). Transfers of Class A Common Stock will be subject to the provision of the Lock-Up Agreements that the Company entered into at Closing, pursuant to which Tether, Bitfinex and SoftBank agreed not to, subject to certain exceptions, transfer its shares of Company Stock for a period of six months from the Closing, which may be extended pursuant to the terms of such Lock-Up Agreements. The shares of Class A Common Stock shall acquire full voting rights upon cancellation of all shares of Class B Common Stock. Twenty One Capital cannot predict when Class A Common Stock may gain voting rights, if at all.

Tether and SoftBank are also entitled to board designation rights under the Organizational Documents and the Governance Agreement. Matters over which Tether, Bitfinex and SoftBank may individually, directly or indirectly, exercise significant influence include: (i) the election of the directors on the Company Board; (ii) business combinations and other merger transactions requiring shareholder approval, including proposed transactions that would result in Twenty One Capital’s shareholders receiving a premium price for their shares; (iii) amendments to the Amended and Restated Company Charter; (iv) increases or decreases in the size of the Company Board; and (v) the other matters identified as 20% Reserved Matters and 10% Reserved Matters. Such concentrated control may prevent or discourage unsolicited acquisition proposals or offers for Company Stock that you may feel are in your best interest as one of Twenty One Capital’s shareholders. As a result, such concentrated control may adversely affect the market price of Class A Common Stock.

Tether and Bitfinex, through their voting control of Twenty One Capital, are in a position to control actions that require shareholder approval and may make decisions that are adverse to other shareholders.

As of Closing, Tether owns approximately 51.3% of the outstanding shares of Class B Common Stock, and Bitfinex owns approximately 19.5% of the outstanding shares of Class B Common Stock, based on the shares issued at Closing and reflecting the transfer pursuant to the Cantor F&F SPA. As a result, Tether and Bitfinex have the ability to exercise control over certain decisions requiring shareholder approval, including the election of directors, amendments to the Amended and Restated Company Charter and approval of significant corporate transactions, such as a merger or other sale of Twenty One Capital or our assets. In addition, the Company Board consists of seven persons, including four directors designated by Tether, although two of them are required to qualify as independent directors under the rules of NYSE or another national securities exchange. Accordingly, Tether and Bitfinex have significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of the Company Board. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of Class A Common Stock.

Holders of Class A Common Stock do not have voting rights. Other than as required by applicable law, the holders of shares of Class A Common Stock shall only acquire full voting rights upon cancellation of all shares of Class B Common Stock. The shares of Class B Common Stock will be canceled pro rata to each of Tether, Bitfinex and SoftBank’s ownership of Class B Common Stock, upon any transfer of shares of Class A Common Stock by Tether, Bitfinex or SoftBank to any third party (other than their respective Affiliates). Transfers of Class A Common Stock are subject to the provision of the Lock-Up Agreements that the Company entered into at Closing, pursuant to which Tether, Bitfinex and SoftBank agreed not to, subject to certain exceptions, transfer its shares of Company Stock for a period of six months, which may be extended pursuant to the terms of such Lock-Up Agreements. The Company cannot predict when holders of Class A Common Stock may gain voting rights, if at all.

Tether’s and Bitfinex’s interests may be different from or conflict with our interests or the interests of our other shareholders. Tether is one of the largest holders and acquirers of Bitcoin and, as a result, may have interests in the price and performance of Bitcoin that are not aligned with our interests or the interests of the other shareholders and which could affect the timing, scale or nature of Twenty One Capital’s Bitcoin-related activities. Tether, Bitfinex and their respective affiliates provide products and services, and may develop products and services, that may compete directly or indirectly with our future products and services. Furthermore, Tether and its respective affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Tether and Bitfinex may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Accordingly, the interests of Tether and Bitfinex may not always coincide with our interests or the interests of other shareholders, and Tether and Bitfinex may seek to cause us to take courses of action that, in their judgment, could enhance their investment in Twenty One Capital, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

Volatility in Twenty One Capital’s share price could subject the Company to securities class action litigation.

The market price of the shares of Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. Twenty One Capital may be the target of this type of litigation and investigations. Securities litigation against Twenty One Capital could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm Twenty One Capital’s business.

Public Shareholders and future shareholders of Twenty One Capital cannot be sure about whether the shares of Class A Common Stock will develop an active trading market or whether the Company is able to maintain the listing of Class A Common Stock in the future, which could limit investors’ ability to make transactions in shares of Class A Common Stock and subject the Company to additional trading restrictions.

As of the Business Combination, each outstanding CEP Class A Ordinary Share (including the CEP Class A Ordinary Shares issued upon conversion of the outstanding CEP Class B Ordinary Shares) was converted automatically into one share of Class A Common Stock. Twenty One Capital is a newly formed entity and prior to the Business Combination, it had not issued any securities in the U.S. markets or elsewhere nor had there been extensive information about it, its businesses or its operations publicly available. A successful listing does not ensure that a market for the shares of Class A Common Stock will develop or the price at which the shares will trade or that the Company will be able to maintain the listing of Class A Common Stock in the future. No assurance can be provided as to the demand for or trading price of the shares of Class A Common Stock following the Closing.

Even if Twenty One Capital is successful in developing a public market, there may not be enough liquidity in such market to enable Twenty One Capital’s shareholders to sell their shares of Class A Common Stock. If a public market for the shares of Class A Common Stock does not develop, investors may not be able to re-sell their shares of Class A Common Stock, rendering their shares illiquid and possibly resulting in a complete loss of their investment. The Company cannot predict the extent to which investor interest in the Company will lead to the development of an active, liquid trading market. The trading price of and demand for the shares of Class A Common Stock following completion of the Business Combination and the development and continued existence of a market and favorable price for the shares of Class A Common Stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results and prospects of the Company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for shares of Class A Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise affect negatively the price and liquidity of the shares of Class A Common Stock. Many of these factors and conditions are beyond the control of the Company or shareholders of the Company.

Reports published by analysts, including projections in those reports that differ from Twenty One Capital’s actual results, could adversely affect the price and trading volume of Company Stock.

Twenty One Capital’s management currently expects that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results Twenty One Capital actually achieves. Twenty One Capital’s share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on Twenty One Capital downgrades its stock or publishes inaccurate or unfavorable research about its business, its share price could decline. If one or more of these analysts ceases coverage of Twenty One Capital or fails to publish reports on it regularly, its share price or trading volume could decline. While Twenty One Capital’s management expects research analyst coverage, if no analysts commence coverage of Twenty One Capital, the trading price and volume for Company Stock could be adversely affected.

Twenty One Capital may or may not pay cash dividends in the foreseeable future.

Any decision to declare and pay dividends in the future is made at the discretion of the Company Board and will depend on, among other things, applicable law, regulations, restrictions, Twenty One Capital’s and Twenty One’s respective results of operations, financial condition, cash requirements, contractual restrictions, the future projects and plans of Twenty One Capital and Twenty One and other factors that the Company Board may deem relevant. In addition, Twenty One Capital’s ability to pay dividends depends significantly on the extent to which it receives dividends from Twenty One and there can be no assurance that Twenty One will pay dividends. As a result, capital appreciation, if any, of Class A Common Stock is an investor’s sole source of gain for the foreseeable future.

Twenty One Capital is a controlled company under applicable securities exchange rules and expects to avail itself of applicable exemptions from the corporate governance requirements thereof.

Twenty One Capital is a “controlled company” as defined under the NYSE rules, or any other national securities exchange on which its shares may be listed, since Tether and Bitfinex together beneficially own more than 50% of our total voting power. For so long as we remain a controlled company under this definition, we are also permitted to elect to rely on certain exemptions from corporate governance rules. As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements. For example, while Twenty One Capital’s Board currently consists of a majority of “independent directors” under the rules of NYSE, Twenty One Capital may in the future utilize the exemption that controlled companies are not required to have a Board that is composed of a majority of “independent directors”, as defined under the rules of NYSE or another national securities exchange.

Risks Related to the Convertible Notes

Twenty One Capital’s indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes and could have a further material adverse effect on our business, financial condition and results of operations.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our indebtedness could have important consequences to the holders of Company Stock, including:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt;

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable;

●	federal and state fraudulent transfer laws may permit a court to void the Convertible Notes and, if that occurs, the noteholders may not receive any payments on the Convertible Notes;

●	Twenty One Capital may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes, repurchase the Convertible Notes upon a fundamental change, purchase the Convertible Notes if tendered at the option of holders at the date specified in the indenture or repay the Convertible Notes in cash at their maturity, and Twenty One Capital’s future debt may contain limitations on its ability to pay cash upon conversion, redemption or repurchase of the Convertible Notes;

●	the accounting method for convertible debt securities that may be settled in cash, including the Convertible Notes, may have a material effect on Twenty One Capital’s reported financial results; and

●	the market price of the Convertible Notes, which may fluctuate significantly, may directly affect the market price for the Class A Common Stock.

We may be able to incur significant additional indebtedness in the future and this could result in additional risk. Although the Indenture contains certain restrictions on the incurrence of additional secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

If we incur any additional indebtedness that ranks equally with the Convertible Notes, subject to any collateral arrangements, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding up as a company. This may have the effect of reducing the amount of proceeds paid to our creditors and shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase. Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Twenty One Capital’s obligation to offer to redeem the Convertible Notes upon the occurrence of a Fundamental Change will be triggered only by certain specific transactions, and may discourage a transaction that could be beneficial to the holders of Class A Common Stock and the Convertible Notes.

If a Fundamental Change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a Make-Whole Fundamental Change occurs prior to the Maturity Date, we will in some cases be required to increase the conversion rate for a holder that elects to convert all or a portion of their Convertible Notes in connection with such Make-Whole Fundamental Change. Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

Twenty One Capital may not be able to generate sufficient cash to service all of its indebtedness, including the Convertible Notes, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful or be on commercially reasonable terms, which would materially and adversely affect Twenty One Capital’s financial position and results of operations and Twenty One Capital’s ability to satisfy its obligations under the Convertible Notes.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Convertible Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Convertible Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the Indenture that governs the Convertible Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Further, the Indenture that governs the Convertible Notes contains provisions that restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

There are no assurances that the Company will have sufficient funds available to satisfy the Convertible Notes at the Maturity Date, or that the holders will elect to convert the Convertible Notes into shares of Class A Common Stock. Pursuant to the Indenture, 16,116.31574065 Bitcoin, being the number of Bitcoin equal to the aggregate principal amount of all Convertible Notes issued at Closing multiplied by 3, and then divided by the BRRNY as averaged over the ten consecutive days immediately prior to the Closing, are held as collateral to the Convertible Notes. If we cannot make scheduled payments on our indebtedness, or if we breach the covenants under the Indenture, or any other indebtedness to the extent applicable, we will be in default; holders of the Convertible Notes or our other indebtedness could declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in the noteholders losing their entire investment in the Convertible Notes. Such defaults may also adversely and significantly affect our financial results and business, and if our assets are insufficient to repay such debt in full, our equity holders could experience a partial or total loss of their investment. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

The Indenture contains terms which restrict Twenty One Capital’s current and future operations, particularly its ability to respond to changes or to take certain actions.

The Indenture governing the Convertible Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to incur indebtedness secured by the same collateral as the Convertible Notes.

These restrictive covenants could adversely affect our ability to:

●	finance our operations;

●	make needed capital expenditures;

●	make strategic acquisitions or investments or enter into joint ventures;

●	withstand a future downturn in our business, the industry or the economy in general;

●	engage in business activities, including future opportunities, that may be in our best interest; and

●	plan for or react to market conditions or otherwise execute our business strategies.

These restrictions may affect our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our obligation to repurchase the Convertible Notes at the Convertible Note Investors’ option could significantly strain our liquidity and financial condition.

Under the terms of the Indenture, Convertible Note Investors have the one-time right to require us to repurchase all or a portion of their notes for cash beginning on the third anniversary of the Closing Date. The repurchase price will be 100% of the principal amount plus accrued and unpaid interest. If a significant number of Convertible Note Investors exercise this put right, we could be required to expend a substantial amount of cash. Our ability to satisfy these repurchase demands will depend on our financial resources at such time, including cash flows from operations and access to capital markets. We may not have sufficient funds available to meet all such obligations, which could materially and adversely affect our financial condition, and results of operations. Our inability to satisfy these obligations could also trigger defaults under other debt agreements or necessitate the issuance of additional equity or debt on unfavorable terms, further diluting existing holders of Class A Common Stock or increasing our leverage.

The increase in the conversion rate applicable to the Convertible Notes that holders convert in connection with a Make-Whole Fundamental Change or Notice of Redemption may not adequately compensate you for the lost option time value of your Convertible Notes as a result of that Make-Whole Fundamental Change.

If a Make-Whole Fundamental Change occurs before the Maturity Date of the Convertible Notes or if we deliver a Redemption Notice, we will under certain circumstances increase the conversion rate applicable to holders who convert their Convertible Notes within a specified time frame. The amount of the increase in the conversion rate depends on the date when the Make-Whole Fundamental Change becomes effective or the date of the notice of redemption, as the case may be, and the applicable price described in the Indenture. See “Description of Securities—Conversion—Increased Conversion Rate Upon Make-Whole Fundamental Changes and Redemption Notice.”

Although the increase in the conversion rate is designed to compensate you for the lost option time value of your Convertible Notes as a result of the Make-Whole Fundamental Change or in connection with the relevant redemption, as the case may be, the increase in the conversion rate is only an approximation of the lost value and may not adequately compensate you for the loss. In addition, you will not be entitled to an increased conversion rate if:

●	you surrender a Convertible Note for conversion in connection with a Make-Whole Fundamental Change we have announced, but the Make-Whole Fundamental Change is not consummated; or

●	the price of Class A Common Stock is greater than $100 per share or less than $10 per share, subject to adjustment.

Furthermore, a holder will not receive the Additional Shares as a result of the increase in the conversion rate until the effective date of the Make-Whole Fundamental Change, the relevant redemption, or even later, which could be a significant period of time after the date the holder has surrendered its Convertible Notes for conversion. Our obligation to increase the conversion rate as described above also could be considered a penalty, in which case its enforceability would be subject to general principles of reasonableness of economic remedies. In addition, we will not increase the conversion rate to an amount, subject to adjustment, that exceeds 100 shares per $1,000 principal amount of Convertible Notes.

Liquidity, regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of the Convertible Notes and the ability of investors to implement a convertible note arbitrage trading strategy.

Investors in, and potential purchasers of, the Convertible Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments would typically implement such a strategy by selling short the common stock underlying the convertible notes and dynamically adjusting their short position while continuing to hold the convertible notes. Investors may also implement this type of strategy by entering into swaps on Class A Common Stock in lieu of or in addition to short selling Class A Common Stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to Class A Common Stock could adversely affect the ability of investors in, or potential purchasers of, the Convertible Notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the Convertible Notes. This could, in turn, adversely affect the trading price and liquidity of the Convertible Notes.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including Class A Common Stock). Such rules and actions include Rule 201 of SEC Regulation SHO, which generally restricts short selling when the price of a “covered security” triggers a “circuit breaker” by falling 10% or more from the security’s closing price as of the end of regular trading hours on the prior day, the adoption by the Financial Industry Regulatory Authority (“FINRA”) and the national securities exchanges of a “Limit Up-Limit Down” mechanism, which prevents trades in individual listed equity securities from occurring outside of specific price bands during regular trading hours, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our common stock, borrow Class A Common Stock or enter into swaps on Class A Common Stock could adversely affect the trading price and the liquidity of the Convertible Notes.

Upon conversion of the Convertible Notes, you may receive less valuable consideration than expected because of the value of Class A Common Stock may decline after you exercise your conversion right but before the Company settles the conversion obligation.

Under the Convertible Notes, a converting holder will be exposed to fluctuations in the value of Class A Common Stock during the period from the date such holder surrenders Convertible Notes for conversion until the date we settle our conversion obligation.

Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of Class A Common Stock, the amount of consideration that you will receive upon conversion of your Convertible Notes will be determined by reference to the volume-weighted average prices of Class A Common Stock. Accordingly, if the price of Class A Common Stock decreases compared to the volume-weighted average, the amount and/or value of consideration you receive will be adversely affected. In addition, if the market price of Class A Common Stock at the end of such period is below the average volume-weighted average price of Class A Common Stock during such period, the value of any shares of Class A Common Stock that you will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that you will receive.

If we elect to satisfy our conversion obligation solely in shares of our Class A Common Stock upon conversion of the Convertible Notes, we will be required to deliver the shares of Class A Common Stock, together with cash for any fractional share. Accordingly, if the price of Class A Common Stock decreases during this period, the value of the shares that you receive will be adversely affected and would be less than the conversion value of the Convertible Notes on the Conversion Date.

The Indenture contains cross-default provisions that could result in the acceleration of all of Twenty One Capital’s indebtedness.

A breach of the covenants under the Indenture could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. If we were unable to repay amounts due and payable under the Indenture, those noteholders could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.

A lowering or withdrawal of the ratings assigned to Twenty One Capital’s debt securities by rating agencies, if any, may increase Twenty One Capital’s future borrowing costs and reduce its access to capital.

There can be no assurances that any rating assigned to our debt securities will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Convertible Notes. Credit ratings are not recommendations to purchase, hold or sell the Convertible Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Convertible Notes.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Convertible Notes is subsequently lowered or withdrawn for any reason, our noteholders may not be able to resell their Convertible Notes at a favorable price or at all.

There may not be sufficient collateral securing the Convertible Notes to pay all or any portion of the Convertible Notes, including because there are circumstances other than repayment or discharge of the Convertible Notes under which the collateral will be released automatically, without holders’ consent or the consent of the trustee under the Indenture, and notwithstanding any future decline in the value of the Bitcoin serving as collateral, there is no mechanism to reinstate the collateral once it is released.

The amount of Bitcoin that currently secures the Convertible Notes was determined based on the Bitcoin Price at Closing. Bitcoin is a highly volatile asset and a significant decrease in the value of Bitcoin may prevent sufficient collateral to pay all or any portion of the Convertible Notes. See “—Twenty One Capital’s operating results, revenues and expenses may significantly fluctuate, including due to the highly volatile nature of Bitcoin, which could have an adverse effect on the market price of Class A Common Stock.” Given the volatile nature of the price of Bitcoin, in the event of a foreclosure, liquidation, bankruptcy or a similar proceeding, the proceeds from any sale or liquidation of the collateral may not be sufficient to repay all of the Convertible Notes in the event of enforcement. Furthermore, the value of the collateral in the event of liquidation may be materially different. In the event of a foreclosure, liquidation, bankruptcy or a similar proceeding, the proceeds from any sale or liquidation of the collateral may not be sufficient to pay the Convertible Notes, in full or at all.

Releases of collateral from the liens securing the Convertible Notes will be permitted under some circumstances, including the following circumstances as described in the Indenture:

●	as of the end of each calendar quarter, if the Average Bitcoin Price (as defined in the Indenture) is greater than the Qualifying Bitcoin Price (as defined in the Indenture), then the Liens granted to the Collateral Agent in a number of Bitcoin constituting Collateral that secures the Convertible Notes (as reasonably determined by the Company) equal to (1) forty percent (40%) of the product of (x) the difference between the Average Bitcoin Price and the Average Closing Bitcoin Price and multiplied by (y) the Collateralized Bitcoin Amount, divided by (2) the Average Closing Bitcoin Price, shall be automatically and irrevocably released (each such release, a “Bitcoin Price Collateral Release”). For each calendar quarter subsequent to a Bitcoin Price Collateral Release, additional Bitcoin Price Collateral Releases shall occur only to the extent that the Average Bitcoin Price calculated as of the end of such quarter exceeds the highest Average Bitcoin Price at which any previous Bitcoin Price Collateral Release occurred (the “Prior Average Bitcoin Price”). In such event, the Liens granted to the Collateral Agent in a number of Bitcoin constituting Collateral that secures the Notes (as reasonably determined by the Company) equal to (1) forty percent (40%) of the product of (x) the difference between the Average Bitcoin Price and the Prior Average Bitcoin Price multiplied by (y) the Collateralized Bitcoin Amount, divided by (2) the Average Closing Bitcoin Price, shall be automatically and irrevocably released (and, for avoidance of doubt, be considered a “Bitcoin Price Collateral Release”); and

●	as of the end of each calendar quarter, if the Public Float (as defined in the Indenture) is greater than the Qualifying Public Float (as defined in the Indenture), then the Liens granted to the Collateral Agent in a number of Bitcoin constituting Collateral that secures the Notes (as reasonably determined by the Company) equal to (1) sixty-six and six tenths percent (66.6%) of the difference between (x) the Public Float and (y) the Qualifying Public Float, divided by (2) the Average Closing Bitcoin Price, shall be automatically and irrevocably released (each such release, a “Public Float Collateral Release”). For each calendar quarter subsequent to a Public Float Collateral Release, additional Public Float Collateral Releases shall occur only to the extent that the Public Float calculated as of the end of such quarter exceeds the highest Public Float at which any previous Public Float Collateral Release occurred (the “Prior Public Float”). In such event, the Liens granted to the Collateral Agent in a number of Bitcoin constituting Collateral that secures the Notes (as reasonably determined by the Company) equal to (1) sixty-six and six tenths percent (66.6%) of the difference between (x) the Public Float and (y) the Prior Public Float, divided by (2) the Average Closing Bitcoin Price, shall be automatically and irrevocably released (and, for avoidance of doubt, be considered a “Public Float Collateral Release”).

When collateral is released, the security interest granted to the Collateral Agent will be irrevocably released. Even if there is a subsequent decline in the value of Bitcoin, there is no mechanism by which the collateral would be increased or reinstated once it is released.

There is no existing public trading market for the Convertible Notes, and a holder of the Convertible Notes ability to sell such notes will be limited.

There is no existing public market for the Convertible Notes. No market for the Convertible Notes may develop, and any market that develops may not persist. We cannot assure you as to the liquidity of any market that may develop for the Convertible Notes, your ability to sell your Convertible Notes or the price at which you would be able to sell your Convertible Notes. Future trading prices of the new notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities.

We do not intend to apply for listing of the Convertible Notes on any securities exchange or other market. The liquidity of any trading market and the trading price of such notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.

The accounting method for convertible debt securities that may be settled in cash, including the Convertible Notes, may have a material effect on Twenty One Capital’s reported financial results.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, to reduce the number of accounting models for convertible debt instruments. The elimination of the separate accounting to reduce the interest expense that we have recognized and expect to recognize in the future for the notes for accounting purposes. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the notes are accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 eliminated the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of Class A Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.

The market price of the Class A Common Stock, which may fluctuate significantly, may directly affect the market price for the Convertible Notes.

We expect that the trading price of the Convertible Notes will be significantly affected by the market price of Class A Common Stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of Class A Common Stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this Annual Report or the documents incorporated by reference in this Annual Report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A Common Stock would likely adversely impact the trading price of the Convertible Notes. The market price of Class A Common Stock could also be affected by possible sales of Class A Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving Class A Common Stock. This trading activity could, in turn, affect the trading price of the Convertible Notes. Holders who receive Class A Common Stock upon conversion of the Convertible Notes will also be subject to the risk of volatility and depressed prices of Class A Common Stock.

As a holder of the Convertible Notes, you will not be entitled to any rights with respect to the Class A Common Stock, but you will be subject to all the changes made with respect to the Class A Common Stock.

As a holder of the Convertible Notes, you will not be entitled to any rights with respect to Class A Common Stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on Class A Common Stock), but you will be subject to all changes affecting Class A Common Stock. You will only acquire rights with respect to our Class A Common Stock deliverable upon conversion of your Convertible Notes on the date you are deemed to be the record holder of such shares. Such date is on the relevant Conversion Date, if we have elected to deliver solely shares of Class A Common Stock (other than solely cash in lieu of any fractional share upon conversion of the Convertible Notes), or on the last trading day of the applicable observation period, if we have elected to deliver cash in respect of a portion of the conversion obligation, and only to the extent that we are obligated to deliver to you shares of Class A Common Stock in respect of your conversion obligation. For example, in the event that an amendment is proposed to our charter or bylaws requiring approval of holders of Class A Common Stock and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date you are deemed to be the record holder of the shares of Class A Common Stock, if any, upon conversion, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any changes in the powers, preferences or special rights relating to Class A Common Stock. In addition, because the Convertible Notes may only be converted under certain circumstances and subject to the settlement method we elect, you may not be able to convert your Convertible Notes at any given time, and you may not receive any shares upon conversion.

The Convertible Notes are convertible into Class A Common Stock, which will not be entitled to voting rights even after the Convertible Notes are converted. As a result, you will be subject to all the risks associated with holding Class A Common Stock.

The Convertible Notes are convertible into Class A Common Stock (if we have elected to deliver shares of Class A Common Stock) which will not be entitled to voting rights even after the Convertible Notes are converted. See risk factors “—Tether, Bitfinex and SoftBank, whose interests may conflict with yours, can individually exercise significant influence over the Company. You will have no voting rights of Class A Common Stock except as required by the TBOC and the concentrated ownership of Company Stock may prevent you and other shareholders from influencing significant decisions in the very limited circumstances in which the TBOC will give you the right to vote and may prevent or discourage unsolicited acquisition proposals or offers for Company Stock, and that may adversely affect the trading price of Class A Common Stock” and “Tether and Bitfinex, through their voting control of Twenty One Capital, are in a position to control actions that require shareholder approval and may make decisions that are adverse to other shareholders.” As a result, holders of the Convertible Notes will be subject to all the risk associated with holding Class A Common Stock. See also “Risk Factors—Risks Related to Ownership of Company Stock.”

The Convertible Notes will be secured by a substantial portion of the assets of Twenty One Capital. As a result of these security interests, such assets would only be available to satisfy claims of Twenty One Capital’s general creditors or to holders of Twenty One Capital’s equity securities if Twenty One Capital were to become insolvent to the extent the value of such assets exceeded the amount of Twenty One Capital’s secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect Twenty One Capital’s financial flexibility.

A substantial portion of Twenty One Capital’s Bitcoin holdings are expected to be used as the required collateral for the Convertible Notes. In the event of Twenty One Capital’s insolvency, liquidation, dissolution, or reorganization, the assets securing the Convertible Notes will be available to satisfy the claims of the holders of the Convertible Notes and other secured creditors before any remaining value is available to satisfy the claims of Twenty One Capital’s unsecured creditors or holders of its equity securities. If the value of the secured assets is insufficient to repay all amounts owed under the Convertible Notes and other secured obligations, Twenty One Capital’s general creditors and equity holders may not receive any recovery. Because a significant portion of Twenty One Capital’s assets consist of Bitcoin, the value of the collateral securing the Convertible Notes is subject to extreme volatility.

Furthermore, the existence of these security interests may limit Twenty One Capital’s ability to incur additional secured indebtedness, dispose of assets, or obtain additional financing, thereby reducing its financial flexibility and ability to respond to business opportunities or adverse developments.

Federal and state fraudulent transfer laws may permit a court to void the Convertible Notes and, if that occurs, the Convertible noteholders may not receive any payments on the Convertible Notes.

Under U.S. federal and state laws, a court may void or otherwise decline to enforce the Convertible Notes, or subordinate the Convertible Notes to other obligations of Twenty One Capital, if it finds that, at the time the Convertible Notes were issued, Twenty One Capital received less than reasonably equivalent value or fair consideration for the Convertible Notes and, among other things, (i) was insolvent or rendered insolvent by reason of the issuance of the Convertible Notes, (ii) was engaged in a business or transaction for which Twenty One Capital’s remaining assets constituted unreasonably small capital, or (iii) intended to incur, or believed it would incur, debts beyond its ability to pay as they mature. In addition, a court could void the Convertible Notes if it finds that they were issued with actual intent to hinder, delay, or defraud creditors. If a court were to take any such action, noteholders could lose their right to payment on the Convertible Notes, which would have a material adverse effect on their investment.

The conversion rate of the Convertible Notes may not be adjusted for all dilutive events that may occur.

The terms of the Convertible Notes provide for adjustments to the conversion rate in certain circumstances, such as stock splits, stock or cash dividends, certain distributions, tender or exchange offers or a Make-Whole Fundamental Change. However, the conversion rate will not be adjusted for every event that could have a dilutive effect on the value of the Convertible Notes or the underlying Twenty One Capital Stock. As a result, events may occur that adversely affect the value of the Convertible Notes or the Company Stock into which the Convertible Notes are convertible, but that do not result in an adjustment to the conversion rate. This could result in noteholders receiving less value upon conversion than they would have if the conversion rate had been adjusted for all such events.

Risks Related to Taxation

You may be subject to tax if we adjust, or fail to adjust, the conversion rate of the Convertible Notes, even though you will not receive a corresponding cash distribution.

We will adjust the conversion rate of the Convertible Notes for certain events, including the payment of cash dividends. If we adjust the conversion rate as a result of a dividend that is taxable to holders of Class A Common Stock, such as a cash dividend, then you may be deemed, for U.S. federal income tax purposes, to have received a taxable dividend to the extent of our earnings and profits, without the receipt of any cash or other property. In addition, if we do not adjust (or adjust adequately) the conversion rate after an event that increases your proportionate interest in us, then you could be deemed to have received a taxable dividend. If a make-whole fundamental change occurs prior to the maturity date, then, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with that make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. In the case of Non-U.S. Holders, any such deemed dividends may be subject to U.S. federal withholding tax, which may be withheld from interest on the Convertible Notes, shares of the Class A Common Stock, or proceeds from a sale.

Unrealized fair value gains on our Bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.

Additionally, we are required to adopt ASU 2023-08, under which Bitcoin holdings must be measured at fair value in our statement of financial position, with gains and losses from changes in the fair value of our Bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year. On September 30, 2025, the IRS announced that it intends to revise the proposed regulations and provided interim guidance that, for purposes of determining whether CAMT applies, companies may exclude unrealized gains or losses with respect to certain assets such as Bitcoin assuming certain requirements are met. Taxpayers are generally allowed to rely on such interim guidance until such proposed regulations are issued.

If we do become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We face cybersecurity risks that could materially affect our business, financial condition, and results of operations. Cybersecurity threats include unauthorized access, data breaches, theft, misuse, disruption, or destruction of systems, digital assets, or confidential information. These risks are heightened given our reliance on digital asset custodians and cryptocurrency wallet providers.

Because a substantial portion of our assets are held as Bitcoin, our exposure to cybersecurity threats is significant. If the systems of our third-party wallet providers, custodians, or other service providers are compromised, or if our own limited internal protections fail, we could suffer an immediate and total loss of such assets. Unlike traditional bank accounts or securities held with registered brokers, digital assets may not be recoverable if stolen or rendered inaccessible due to a cyber incident. Any such loss could have a material adverse effect on our financial condition, business prospects, and results of operations.

Our approach to cybersecurity consists primarily of commercially available tools such as multi-factor authentication, password protection, and encryption for certain Company accounts. We also rely on third-party custodians and wallet service providers for safeguarding digital assets, and we monitor industry alerts and provider communications for potential risks. We have and will continue to carefully select our Bitcoin custodians after undertaking a due diligence process. As part of our custodian selection process, we have and will continue to evaluate and select custodians that can demonstrate that they operate with strict security protocols, including multifactor authentication procedures designed to safekeep our Bitcoin. These measures may not be sufficient to detect or prevent sophisticated or evolving threats, and our ability to evaluate or influence the cybersecurity practices of third-party service providers is limited.

To date, we have not experienced any known material cybersecurity incidents. However, there can be no assurance that our systems or those of our service providers will not be compromised in the future. A successful attack could result in the theft or complete loss of our Bitcoin, disruption of planned operations, reputational harm, potential legal liability, and the diversion of resources.

In light of the numerous cybersecurity risks that we face, it is reasonably likely that cybersecurity threats could materially affect our business, financial condition, or results of operations. See “Risk Factors.”

Cybersecurity Governance

Management is principally responsible for identifying, evaluating, and managing the risks on a day-to-day basis, under the oversight of our Board. Our Audit Committee is responsible for overseeing our enterprise risk management processes, including our guidelines and policies governing the process of risk assessment and risk management. In addition, our Audit Committee is presented with information at its regularly scheduled and special meetings, including on risk and security posture, privacy, security initiatives and programs, and emerging conditions, and management provides more frequent, informal communications to the Board or Audit Committee between regularly scheduled meetings, as appropriate. Our Board or Audit Committee, as applicable, reviews this information and delivers strategic feedback, offers recommendations, and, when necessary, grants authorization or directs management to mitigate specific risk exposures.

Item 2. Properties

At this stage of our development, we do not require dedicated physical office space, as our operations can be effectively managed remotely. We believe our existing facilities are sufficient for our current needs. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

From time to time, Twenty One or any of their respective subsidiaries may become involved in legal proceedings or be subject to claims arising in the ordinary course of their business. None of Twenty One or any of their respective subsidiaries is currently a party to any legal proceedings, the outcome of which, if determined adversely, would individually or in the aggregate have a material adverse effect on their business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “XXI.”

Holders of Record

As of March 30, 2026, there were six holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and execute our strategic initiatives. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

Convertible Notes

At the Closing of the Business Combination, pursuant to the Convertible Note Subscription Agreements and the Sponsor Convertible Notes Subscription Agreement, the Company issued Convertible Notes with aggregate principal amount $486,500,000, at an aggregate offering price of $486,500,000. For the terms of conversion of the Convertible Notes, see “Description of Securities Registered under Section 12 of the Exchange Act” filed as Exhibit 4.3 to this Annual Report.

Issuances pursuant to the Business Combination Agreement

At Closing, the Class A Common Stock and Class B Common Stock to Tether in exchange for the sale of the Additional PIPE Bitcoin by Tether, and Class B Common Stock to the Sellers, were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The shares of Class A Common Stock and Class B Common Stock were together valued at $10.00 per share.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under “Item 1A. Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Twenty One Capital, Inc,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Twenty One Capital, Inc and its consolidated subsidiary (ii) prior to the Business Combination, operations of Twenty One Assets, LLC and Twenty One Capital, Inc combined and its consolidated subsidiaries.

Overview

Twenty One Capital is a newly formed operating company focused exclusively on Bitcoin-related business lines that among other things, offer shareholders a differentiated opportunity to gain exposure to Bitcoin through the capital markets. With a Bitcoin-native operating structure and a strategy designed to deliver long-term value, Twenty One Capital intends to become a leading vehicle for capital-efficient Bitcoin accumulation and related business development.

Twenty One Capital engages in two principal activities: (i) actively accumulating Bitcoin and managing its Bitcoin holdings and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy. In addition, following these initial activities, the Company expects to engage in Bitcoin-centric financial services that would leverage the Bitcoin accumulated by the Company. Preparation for the launch of these consolidated financial services is expected to begin shortly, with launch timing subject to regulatory approvals, market needs and the macroeconomic environment. The Company’s ability to generate revenue sufficient to achieve profitability will depend on its ability to raise capital and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Twenty One Capital expects to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the consummation of the Business Combination, (2) in which Twenty One Capital has total annual gross revenue of at least $1.235 billion, or (3) in which the Company is deemed to be a large accelerated filer, which means the market value of Company Stock that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which Twenty One Capital has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. The Company expects to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues is equal to or exceeds $100 million during such completed fiscal year and the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

Recent Developments

Business Combination with CEP

On April 22, 2025, CEP, the Company, CEP Merger Sub, Twenty One Assets, Tether, Bitfinex and, solely for certain limited purposes, SoftBank, entered into the Business Combination Agreement (as amended on July 26, 2025). Pursuant to the Business Combination Agreement, on December 8, 2025 (Closing), (i) CEP merged with and into CEP Merger Sub in the CEP Merger, with CEP Merger Sub continuing as the CEP Surviving Subsidiary, as a result of which CEP Shareholders received one share of Class A Common Stock for each CEP Class A Ordinary Share held by such CEP Shareholder (including the CEP Class A Ordinary Shares issued upon conversion of the CEP Class B Ordinary Shares in accordance with the CEP Memorandum and Articles), and (ii) Twenty One Assets merged with and into the Company Merger Sub, with Company Merger Sub continuing as the Company Surviving Subsidiary, as a result of which the Sellers received shares of Class A Common Stock and Class B Common Stock of the Company in exchange for their membership interests in Twenty One Assets.

Concurrently with the signing of the Business Combination Agreement, on April 22, 2025, Tether, Bitfinex and Twenty One Assets entered into the Contribution Agreement pursuant to which, immediately prior to Closing, such parties consummated the Contribution whereby (i) Tether contributed to Twenty One Assets 24,500 Bitcoin, and (ii) Bitfinex contributed to Twenty One Assets 7,000 Bitcoin, for an aggregate contribution of 31,500 Bitcoin, in each case in exchange for an equal number membership interests in Twenty One Assets. Following completion of the Contribution, but immediately prior to Closing, the Sellers owned 100% of the issued and outstanding membership interests in Twenty One Assets.

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (“Amendment No. 1 to the Business Combination Agreement”) which amends the Business Combination Agreement, to among other things, provide that the Additional PIPE Bitcoin Purchase Price (as defined in the Business Combination Agreement) used to determine the value of Tether’s contribution of the Additional PIPE Bitcoin (as defined in the Business Combination Agreement) to the Company at the Closing and the number of shares of common stock to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to the Company shall be based on the Signing Bitcoin Price of $84,863.57, rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.

The Closing date of the Business Combination was December 8, 2025. The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, CEP was treated as the acquired company for financial reporting purposes, and Twenty One Assets was the accounting acquirer. Accordingly, the Business Combination was treated as the equivalent of Twenty One Assets issuing stock for the net assets of CEP, accompanied by a recapitalization. The net assets of CEP were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Twenty One Assets combined with the Company.

Convertible Notes Payable

On April 22, 2025, the Company and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in the Company by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) with an aggregate principal amount of $340.2 million (the “Subscription Notes” and such subscription, the “Initial Convertible Notes PIPE” and together with the option for the Option Notes (as defined below), the exchange for the Exchange Notes (as defined below) and any issuance of the Engagement Letter Notes (as defined below), the “Convertible Notes PIPE”). Pursuant to the Convertible Notes Subscription Agreements, the Company granted the Convertible Note Investors an option to purchase up to an aggregate of $100 million additional principal amount of Convertible Notes (the “Option Notes”) at any time before May 22, 2025 (the “Option Period”) on a pro rata basis based on such Convertible Note Investor’s participation in the Initial Convertible Notes PIPE, which Option Notes have been fully subscribed for by the Convertible Note Investors and the Sponsor (the “Option”). In connection therewith, on May 22, 2025, the Sponsor entered into a subscription agreement (the “Sponsor Convertible Notes Subscription Agreement”) on substantially the same terms as the Convertible Notes Subscription Agreements with respect to its pro rata allotment of the Option Notes.

Contemporaneously with the execution of the Business Combination Agreement, CEP and Twenty One Capital entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), pursuant to which, at Closing, CEP issued, and the April Equity PIPE Investors purchased, the April Equity PIPE Shares for an aggregate purchase price of $200 million ($10.00 per share). On June 19, 2025, CEP and Twenty One Capital entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”), pursuant to which, at Closing, CEP issued, and the June Equity PIPE Investors purchased, the June Equity PIPE Shares for an aggregate purchase price of $165 million ($21.00 per share). Pursuant to the terms of the Business Combination Agreement and the June PIPE Bitcoin Sale and Purchase Agreement, the net proceeds from the Equity PIPEs and the Convertible Notes PIPE were used by Twenty One Capital to purchase the PIPE Bitcoin from Tether.

Concurrently with the signing of the Business Combination Agreement, (i) CEP, the Company and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, the Company and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing, pursuant to which Sponsor will exchange a number of its shares of Class A Common Stock as determined in accordance with the Securities Exchange Agreement (the “Exchange Shares”) in exchange for Convertible Notes (the “Exchange Notes”) equal in value to the product of (1) the total number of the Exchange Shares multiplied by (2) $10.00 per share, and (ii) the Company, CEP and Cantor Fitzgerald & Co. (“CF&Co.”) entered into an engagement letter (as amended by the amendment thereto, dated as of June 25, 2025, the “PIPE Engagement Letter”), pursuant to which, among other matters, CF&Co. may receive Convertible Notes (the “Engagement Letter Notes”), such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement (as defined below), (ii) 1.5% of the gross proceeds received by the Company and CEP pursuant to the April PIPE Investments, subject to certain adjustments and (iii) $98,963 in additional consideration. Assuming no redemptions of any Public Shares (as defined below) and that all PIPE Investors fund their commitments in their PIPE Subscription Agreements, the Sponsor would exchange 4,630,000 shares of Class A Common Stock for Exchange Notes with an aggregate principal amount of $46,300,000 and CF&Co. will not receive any Engagement Letter Notes. With the inclusion of the Subscription Notes, Option Notes, Exchange Notes and Engagement Letter Notes, the total aggregate principal value of the Convertible Notes at the Closing of the Business Combination was $486.5 million.

Modifications to CFO Option Award Agreement

As previously disclosed in Note 10, on December 8, 2025, the Company entered into employment agreements with officers including the CFO (the “CFO Employment Agreement”). Pursuant to the CFO Employment Agreement, on December 8, 2025, the CFO and the Company entered into an option award agreement, where the CFO received an award (the “CFO Initial Award”) of stock options to purchase 941,620 shares of  Class A common stock of the Company, par value $0.01 per share (“Class A Common Stock”), with an exercise price of $14.43 per share (the “Prior Option Award Agreement”).

On January 2, 2026, the CFO and the Company entered into a new option award agreement (the “CFO Amended Option Award Agreement”), which superseded and replaced the Prior Option Award Agreement. Pursuant to the CFO Amended Option Award Agreement, on January 2, 2026, the CFO received an award of stock options to purchase 970,201 shares of Class A Common Stock, with an exercise price of $14.43 per share (such award, the “CFO Amended Award”). Of the CFO Amended Award, options covering 796,951 shares of Class A Common Stock are subject to service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Time-Based Award”), and options covering 173,250 shares of Class A Common Stock are subject to both performance-based vesting conditions and service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Performance-Based Award”).

The CFO Time-Based Award will vest as follows: (x) 25% of the CFO Time-Based Award will vest on April 1, 2026, and (y) the remaining 75% of the CFO Time-Based Award will vest quarterly in equal installments between April 1, 2026 and April 1, 2029, in each case, subject to the CFO’s continued employment through the applicable vesting date. The CFO Performance-Based Award will vest annually in 4 equal tranches on each of the first 4 anniversaries of April 1, 2025, starting on April 1, 2026, and each such tranche will vest subject to (x) the CFO’s continued employment through the applicable performance vesting date; and (y) the satisfaction of each of the following performance conditions during the applicable vesting year, as determined by the Board in good faith: (i) the annual operating budget of the Company shall be within 10% of estimates as approved by the Board; (ii) the Company shall have an unqualified audit of financials, and an unqualified internal controls audit; (iii) there is no loss or misappropriation of, or loss of access to, the Company’s or its subsidiaries’ digital assets (including any digital assets held by a custodian or other third-party on behalf of the Company or its subsidiaries), excluding a loss or loss of access where the Board’s actions materially contributed to such loss or loss of access; and (iv) the growth rate in Bitcoin per share of Class A Common Stock on a fully diluted basis is at least 15% between the Closing Date and the applicable performance vesting date.

In the event that the CFO is terminated by the Company without cause or if the CFO resigns for good reason, the CFO will be entitled to exercise the portion of the CFO Amended Award that has vested as of such termination, to the extent not exercised, in accordance with the CFO Amended Option Award Agreement. The remaining portion of the CFO Amended Award will be canceled and forfeited as of the termination date, with no consideration to the CFO.

In the event that a change in control occurs, and the CFO Amended Award, to the extent outstanding, is not assumed or substituted in connection therewith by the successor of the Company, the CFO Amended Award will vest in full and become exercisable immediately prior to the consummation of the change in control.

Principal Factors Affecting Our Results of Operations and Material Trends

The Company’s future results are expected to be impacted by the highly volatile nature of Bitcoin’s valuation, as well as conditions and trends relating to demand for Bitcoin or other digital assets, and other factors including the successful execution of the Company’s business lines including the Bitcoin acquisition strategy, regulatory and technical developments surrounding Bitcoin and cryptocurrencies, and the effectiveness of our marketing and sales efforts to develop a robust and diverse client base with respect to the Company’s educational and branding strategy. The primary factors that are expected to impact the Company’s results and present significant opportunities, as well as pose risks and challenges, are described below. The Company believes that its performance and future success depend on the factors discussed below, those mentioned in the section titled “Risk Factors” and elsewhere in this Annual Report.

The following macroeconomic factors and trends as they relate to Bitcoin may specifically impact our business:

●	Price of Bitcoin: Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. As of Closing, we have acquired Bitcoin, and may in the future acquire additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

●	Awareness: The perception of Bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy.

●	Regulation: The global regulatory landscape for Bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.

●	Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.

●	Political Environment: Bitcoin has entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business.

●	Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence Bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like Bitcoin.

●	Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase Bitcoin adoption and integration into various financial systems. At the same time, we expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services.

Plan of Operations and Expected Revenue Sources

The Company anticipates revenue generation through the following key business lines in the initial period following the Business Combination:

●	Actively accumulating Bitcoin and managing its Bitcoin holdings: The Company’s Bitcoin accumulation and management strategy will involve (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. The Company may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances as described “Business — Bitcoin Accumulation and Management Strategy”, (ii) enter into additional capital raising transactions pursuant to which its Bitcoin holdings serve as collateral, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoin-centric financial services and products. While the Company expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

●	Commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy: Education and the Company’s branded content will be a central pillar of the Company’s mission to accelerate Bitcoin adoption and Bitcoin literacy at both institutional and retail levels. Shortly following the consummation of the Business Combination, the Company will create an education division that will commence the creation of high-quality content tailored for policymakers, institutional investors, financial advisors, corporations, and retail investors. With the accelerating institutional adoption of Bitcoin and digital assets-and the growing demand for education that is both credible and brand-compatible, the Company will create and license modular educational content, produce branded video media, and act as the go-to content partner for major conferences, Web3 firms, and fintech institutions. The Company expects to build a dedicated content team and infrastructure capable of producing and distributing a broad range of educational materials. Although preparation of educational materials and branded content will commence shortly after the Closing, the timing of the deployment and commercialization of the educational and branded content will depend on a number of factors, including the Company’s determinations relating to operational conditions and optimal market demand for its content. The Company plans to create and monetize high-quality educational content through channels such as subscriptions, licensing fees for enterprises, and sponsored partnerships, which are expected to contribute to its revenue streams.

Results of Operations

The following table sets forth our consolidated statement of operations for the period from March 7, 2025 (inception) to December 31, 2025:

For the period from March 7, 2025 (inception) to
December 31,
2025
Operating expenses:
General and administrative	$14,087,675
Marketing and advertising	469,530
Total operating expenses	14,557,205
Loss from operations	(14,557,205)

Other (expense) income:
Interest expense	(347,481)
Loss on purchase of Bitcoin	(61,234,873)
Change in fair value of digital assets	(141,199,753)
Total other (expense) income, net	(202,782,107)
Loss before provision for income taxes	(217,339,312)
Provision for income taxes	-
Net loss	$(217,339,312)

General and administrative

General and administrative expenses was $14,087,675 for the period from March 7, 2025 (inception) to December 31, 2025 and comprised mainly of professional fees and stock based compensation.

Marketing and Advertising

Marketing and advertising expenses was $469,530 for the period from March 7, 2025 (inception) to December 31, 2025 and represents costs associated with advertising, public relations and promotion of the Company.

Interest expenses

Interest expenses of $347,481 for the period from March 7, 2025 (inception) to December 31, 2025 comprises interest on the Convertible Notes and amortization of debt issuance costs.

Loss on purchase of Bitcoin

The loss on purchase of Bitcoin of $61,234,873 for period from March 7, 2025 (inception) to December 31, 2025 is a result of a loss on the purchase of Bitcoin from Tether pursuant to the Business Combination Agreement and the June PIPE Bitcoin Sale and Purchase Agreement, due to the difference between the price the Company paid for the Bitcoin, and the fair value of Bitcoin at the Closing Date.

Change in fair value of digital assets

The change in fair value of digital assets of $141,199,753 for period from March 7, 2025 (inception) to December 31, 2025 is a result of a decrease in Bitcoin value from December 8, 2025 to December 31, 2025.

Bitcoin KPIs

We seek to increase BPS (defined below) by growing our Bitcoin holdings faster than the number of outstanding shares of Class A Common Stock through a combination of Bitcoin acquisitions and disciplined use of equity and credit markets.

To assess achievement of this strategy, we monitor and review the following Key Performance Indicators (“KPIs”):

●	Bitcoin Per Share (in Sats) (“BPS”) is a KPI that represents the ratio between our Bitcoin holdings and the number of outstanding shares of Class A Common Stock, expressed in terms of “Satoshis” or “Sats”. A “Satoshi” or a “Sat” is one one-hundred-millionth of one Bitcoin, currently the smallest indivisible unit of a Bitcoin. The Company measures BPS using outstanding shares of Class A Common Stock, excluding outstanding shares of Class B Common Stock, as Class B Common Stock carry no economic rights and are not entitled to receive dividends or distributions. As of December 31, 2025, the Company had 346,548,153 shares of Class A Common Stock outstanding. The Company’s Form S-4 Registration Statement previously defined BPS using all outstanding shares of Pubco Stock, including Class B Common Stock. The Company has refined this definition to use only outstanding shares of Class A Common Stock because Class B Common Stock carries no economic rights and is not publicly tradable. The Company believes this revised definition more accurately reflects the Bitcoin exposure available to public equity investors.

●	Bitcoin Return Rate (“BRR”) represents the percentage change in BPS from the beginning of a period to the end of the period.

As of December 31, 2025, the Company held 43,515 Bitcoin and had 346,548,153 shares of Class A Common Stock outstanding, representing BPS (in Sats) of 12,557.

Important Information about KPIs

We use BPS and BRR as KPIs to help assess the performance of our strategy of acquiring Bitcoin in a manner we believe is accretive to shareholders. We also believe these KPIs can supplement investors’ understanding of how we choose to fund Bitcoin purchases and the value created in a period.

BPS measures the ratio of our Bitcoin holdings to the number of outstanding shares of Class A Common Stock, which provides management and investors a baseline with which to assess our achievement of our strategy of acquiring Bitcoin in an accretive manner over a given period. This metric forms the baseline for our BRR, which presents changes in BPS from the beginning of a period to the end of a period, and which we review to assess the performance of our strategy of acquiring Bitcoin in a manner we believe to be accretive to shareholders.

BRR measures the percentage change in BPS from the beginning of a period to the end of a period, which helps management and investors assess how our achievement of our strategy of acquiring Bitcoin in an accretive manner varies across periods.

When we use these KPIs, management takes into account the various limitations of these metrics, including that:

●	The KPIs do not take into account that our assets, including our Bitcoin, are subject to all of our existing and future liabilities, including our debt, and that such claims rank senior to those of our common equity; therefore holders of such excluded instruments may have claims on our assets (including Bitcoin) senior to those of holders of common stock in the event of our liquidation, and as a result the additional Bitcoin acquired using proceeds from the sale of such instruments may not accrete to our stockholders;

●	BPS and BRR are not, and should not, be understood as financial performance, valuation or liquidity measures. BPS does not represent (i) our ability to satisfy our financial obligations, or (ii) our book value per share. Ownership of a share of our common stock does not represent an ownership interest in the Bitcoin held by us; and

●	BRR is not a measure of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or a measure of income generated by our operations or our Bitcoin holdings, return on investment on our Bitcoin holdings, or any other similar financial measure of the performance of our business or assets.

The trading price of our Class A Common Stock is informed by numerous factors in addition to our Bitcoin holdings and our actual or potential shares of Class A Common Stock outstanding, and as a result, the trading price of our securities can deviate significantly from the fair market value of our Bitcoin, and neither BPS nor BRR is indicative or predictive of the trading price of our securities.

Investors should rely on the financial statements and other disclosures contained in our SEC filings. In particular, as a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time within the Company’s principal market at the measurement date. Changes in fair value are recognized in gain (loss) on fair value of digital assets, in other income (loss) on the consolidated statement of operations. As a result, we may incur unrealized gain or loss on digital assets based on changes in the market price of Bitcoin during a period, which would not be reflected in BPS or BRR.

For example, if we increase our Bitcoin holdings relative to the number of outstanding shares of Class A Common Stock during a reported period, we would achieve increased BPS and positive BRR, even if we report significant unrealized loss on digital assets for the period. Similarly, if we increase the number of outstanding shares of Class A Common Stock at a faster rate than our Bitcoin holdings, then we would experience decreased BPS and negative BRR, even if we report significant unrealized gain on digital assets for the period.

As noted above, these KPIs are narrow in their purpose and are used by management to assist it in assessing whether we are raising and deploying capital in a manner accretive to shareholders solely as it pertains to our Bitcoin holdings. In calculating these KPIs, we do not consider the source of capital used for the acquisition of our Bitcoin. If we purchase Bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of our common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS and BRR, while also increasing our indebtedness and senior claims of holders of instruments other than Class A Common Stock with respect to dividends and to our assets, including our Bitcoin, if we were to liquidate, in a manner that is not reflected in these metrics.

If our Convertible Notes mature or are redeemed without being converted into Class A Common Stock, we may be required to sell shares of our Class A Common Stock or Bitcoin to generate sufficient cash proceeds to satisfy those obligations, either of which would have the effect of decreasing BPS and BRR, and adjustments for such decreases are not contemplated by the assumptions made in calculating these metrics. Accordingly, these metrics might overstate or understate the accretive nature of our use of capital to buy Bitcoin because not all Bitcoin may be purchased using proceeds of issuances of Class A Common Stock, instruments that are convertible into Class A Common Stock may be forfeited or repaid with funds other than from the sale of Class A Common Stock in the period in question rather than being exercised for or converted into Class A Common Stock, and not all proceeds from issuances of Class A Common Stock are used to purchase Bitcoin.

We determine our KPI targets based on our history and future goals. Our ability to maintain any given level of BPS, or achieve positive BRR, may depend on a variety of factors, including factors outside of our control, such as the price of Bitcoin, and the availability of debt and equity financing on favorable terms. Past performance is not indicative of future results.

These KPIs are merely supplements to, not substitutes for, the financial statements and other disclosures contained in our SEC filings. They should be used only by sophisticated investors who understand their limited purpose and many limitations.

Liquidity and Capital Resources

The consolidated financial statements for the fiscal year ended December 31, 2025 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a loss from operations of $217,339,312 for the period from March 7, 2025 (inception) to December 31, 2025. As of December 31, 2025, the Company had an aggregate cash balance of $117,702,933, a net working capital of $115,687,053 and an accumulated deficit of $263,450,730.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of this Annual Report.

Principal and Potential Sources of Liquidity

The Company received proceeds of $82,256,882 as a result of the Business Combination in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Business Combination. As of December 31, 2025, the fair value of digital asset holdings was $3,799,545,125. The combined value of cash and digital asset totaled $3,917,248,058 as of December 31, 2025.

We hold a significant digital asset position, which declined by $141,199,753 during the period, due to the decline in fair value of Bitcoin. While we classify our digital assets, net of current portion, as long-term, consistent with our bitcoin treasury approach, our significant bitcoin holdings, along with associated unrealized gains, may provide a potential source of liquidity if monetized. However, approximately 16,116 Bitcoin are held as collateral to the Convertible Notes. The Bitcoin that serves as collateral to the Convertible Notes cannot be used as a source of liquidity for the Company.

We do not believe we will need to sell or engage in other transactions with respect to any of our Bitcoin acquired at the Closing of the Business Combination within the next twelve months to meet our liquidity needs, although we may consider selling Bitcoin under exceptional circumstances, such as to meet operational needs, comply with legal or regulatory obligations, pursue high-conviction strategic investments, or for general corporate purposes, subject to oversight by management and the Board.

Further, historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our Bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to the Business and Strategy of Twenty One Capital—Twenty One Capital’s Bitcoin holdings are less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for Twenty One Capital.” in Part I, Item 1A, “Risk Factors” of this Annual Report for additional information.

Short- and Long-term Liquidity Needs

As of December 31, 2025, our short-term and long-term liquidity needs include the following:

●	Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, interest payments on our Convertible Notes and contractual obligations due within the next twelve months.

●	Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt. Assuming the outstanding Convertible Notes are not converted into Class A Common Stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $5.0 million in each calendar year in connection with the Convertible Notes and (ii) principal for the Convertible Notes upon maturity, for a total of $486.5 million, will be payable under the terms of the Convertible Notes. Refer to Note 8 – Convertible Notes Payable in the notes to our Consolidated Financial Statements, for further information.

Conversion of Convertible Notes. If the conditional conversion features of the Convertible Notes are triggered and holders of our Convertible Notes elect to convert their Convertible Notes, we may elect to settle the conversions of such Convertible Notes in shares of our Class A Common Stock, or a combination of cash and shares of Class A Common Stock, rather than in all cash, which may enable us to reduce the amount of our cash obligations under the Convertible Notes.

Availability of Equity and Debt Financing for Liquidity

Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. See “Risks Related to the Business and Strategy of Twenty One Capital—A significant decrease in the fair market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations.” in Part I, Item 1A, “Risk Factors” of this Annual Report for additional information.

Cash flows for the period from March 7, 2025 (inception) to December 31, 2025

For the period from March 7, 2025 (inception) to
December 31,
2025
Net cash used in operating activities	$(2,369,671)
Net cash used in investing activities	$(713,199,992)
Net cash provided by financing activities	$833,272,596

Cash flows from operating activities

Net cash used in operating activities for the period from March 7, 2025 (inception) to December 31, 2025 was $2,369,671 and is primarily related to the net loss adjusted adjustments for non-cash items, partially offset by an increase in accounts payable and accrued expenses.

Cash flows from investing activities

Net cash used in investing activities for the period from March 7, 2025 (inception) to December 31, 2025 was $713,199,992 and is related to the purchase of Bitcoin pursuant to the Business Combination Agreement and the June PIPE Bitcoin Sale and Purchase Agreement, due to the difference between the price the Company paid for the Bitcoin, and the fair value of Bitcoin at the Closing Date.

Cash flows from financing activities

Net cash provided by financing activities of $833,272,596 during the period from March 7, 2025 (inception) to December 31, 2025 represents cash received upon close of the Business Combination net of transaction costs, issuance of shares and capital contribution, proceeds from the Equity PIPE and the Convertible Notes PIPE.

Critical Accounting Policies and Significant Management Estimates

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, fair value of digital assets, fair value of restricted stock units and recoverability of deferred tax assets. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

The Company accounts for certain business combinations that meet the definition of a reverse merger (also referred to as a reverse recapitalization) in accordance with ASC 805, Business Combinations, and ASC 810, Consolidation. A reverse merger occurs when the legal acquirer is determined to be the accounting acquiree, and the legal acquiree is determined to be the accounting acquirer.

Digital Assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time. Changes in fair value are recognized in gain (loss) on fair value of digital assets, in operating income (loss) on the statement of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item gains (loss) on fair value of digital assets.

Cryptocurrencies are classified as non current assets because the Company intends to hold the coins past one year.

Convertible Notes Payable

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt (“ASC 470”), for the accounting of such instruments, including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

The Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. Issuance fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred in the consolidated statement of operations. The portion of the change in fair value attributable to instrument-specific credit risk, if any, is recognized in other comprehensive income, with the remainder recognized in earnings.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding shares granted to directors, officers and vendors of the Company by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-K, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of our unaudited condensed financial statements included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Custodian Risk

The Company’s Bitcoin is held with third-party custodians, currently Anchorage, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due solely to the material weakness in our internal control over financial reporting related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination described below in “Changes in Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Plan for Remediation

To remediate the material weaknesses, management will continue to work closely with its accounting advisors with appropriate technical expertise in U.S. GAAP and SEC reporting to improve the consistency and accuracy of financial data and reporting processes. Management will continue to monitor the effectiveness of the remediation efforts. However, the material weaknesses will not be considered fully remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the material weakness related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination had not yet been identified. The Company is committed to remediating this material weakness as promptly as possible and management is in the process of implementing its remediation plan. Management will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable procedures have operated for a sufficient period of time and management has concluded, through testing, that these procedures are operating effectively. Management cannot assure you that the measures taken to date, and are continuing to implement, will be sufficient to remediate the material weakness identified or avoid potential future material weaknesses.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive, Officers and Corporate Governance

Directors

The following sets forth certain information, concerning the persons who currently serve as executive officers and members of the Company Board. There is no familial relationship between any of our executive officers and directors.

Name	Age	Title
Paolo Ardoino	41	Director
Zachary Lyons	35	Director
Robert “Bo” Hines	30	Director
Raphael Zagury	49	Director
Jack Mallers	31	Chief Executive Officer, President, Director
Jared Roscoe	43	Director
Vikas J. Parekh	43	Director

Biographical Information

Biographical information on our directors and executive officers is set forth below.

Pursuant to the Government Agreement entered into at Closing, the Company Board is made up of seven directors, including four designated by Tether (with at least two (2) of them qualifying as independent directors under NYSE rules), two designated by SoftBank (with at least one of them qualifying as an independent director under NYSE rules) and the seventh being the Chief Executive Officer of Twenty One Capital. Mr. Ardoino, Mr. Lyons, Mr. Hines and Mr. Zagury are designees of Tether. Mr. Roscoe and Mr. Parekh are designees of SoftBank.

Paolo Ardoino

Paolo Ardoino has served as a member of our Board since December 2025. He is the CEO of Tether since December 2023 and the CTO of Bitfinex. He is a technology scientist with a background in distributed systems and cryptography. Paolo’s career journey has seen him co-found Keet, a secure video calling app, and assume leadership positions in the cryptocurrency and tech sectors, in addition to his 10 years of experience at Tether. He’s a driving force behind innovation in finance and technology, empowering global communications and promoting financial freedom. At Tether, Paolo leads the global team daily, with deep focus on strategy, technology and execution.

We believe Mr. Ardoino is well suited to serve on the Company Board due to his more than 20 years’ experience in technology engineering and research, with a strong focus on cryptography, distributed applications and decentralization, as well as his position as the CEO of Tether, which is a majority shareholder of Twenty One Capital’s Class B Common Stock.

Zachary Lyons

Zachary Lyons has served as a member of our Board since December 2025. He is the Deputy Chief Investment Officer of Tether, where he heads Tether’s venture investment arm.

In addition to his work with Tether over the last decade, he is also the Principal of Marlin Capital Partners, a Fund Management and Advisory firm located in Nassau, Bahamas. Previously, he was Chief Investment Officer at BankPro Limited, where he led the development of the investment product offering of BankPro’s “digital private banking” service. Zachary was a Senior Investment Analyst at Deltec Bank & Trust, where he co-built the Institutional Asset Management business, and led the management of the Deltec Dynamic Cash Management Fund. Prior to Deltec, Zachary worked as an Investment Specialist at BSI (Overseas) Bahamas branch. Zachary graduated magna cum laude from the Wharton School of the University of Pennsylvania with a B.Sc. in Economics, and a minor in Italian. He has been a CFA charter holder since 2019.

We believe Mr. Lyons is well suited to serve on the Company Board due to his extensive financial and capital markets experience spanning over a decade, a vision for leading innovation and development and his position as the Deputy Chief Investment Officer of Tether.

Robert “Bo” Hines

Robert “Bo” Hines has served as a member of our Board since December 2025. He is a legal and policy expert specializing in financial regulation, digital assets and blockchain technology. He formerly served as the Executive Director of the Presidential Council of Advisers for Digital Assets, where he played a critical role in shaping policy and regulatory frameworks for the evolving digital economy. Mr. Hines is currently a strategic advisor for Tether, the world’s largest issuer of stablecoins.

He earned his Bachelor of Arts degree from Yale University, where he also played as a wide receiver for the Yale Bulldogs football team. He later obtained his Juris Doctor from Wake Forest University School of Law in 2022.

With a background in law, public policy and financial regulation, Bo has been actively involved in legal strategy, legislative affairs and financial innovation. His expertise spans regulatory compliance, digital asset governance and the intersection of blockchain technology with institutional finance. Prior to his current role, he worked extensively on legislative initiatives and policy development, focusing on capital markets, financial technology and the responsible integration of blockchain solutions within regulatory frameworks.

Mr. Hines’ leadership in digital assets and financial policy continues to position him as a key voice in the future of blockchain regulation and digital finance.

We believe Mr. Hines is well suited to serve on the Company Board due to his policy expertise and experience in shaping policy and regulatory frameworks for the evolving digital economy, as well as his background in law and financial regulation.

Raphael Zagury

Raphael Zagury has served as a member of our Board since December 2025. He is the Chief Executive Officer and Founder of Elektron Energy, a Bitcoin mining and energy infrastructure company. From 2023 to 2024, Mr. Zagury was Chief Investment Officer at Swan Bitcoin. Before that, he founded One Partners, an investment bank, and co-founded OpenCo, a lending fintech, where he also served as Chief Financial Officer, leading multiple capital raises through Series D with global investors. Earlier in his career, Mr. Zagury was based in New York City, where he held executive and trading roles at Goldman Sachs, Merrill Lynch, and Deutsche Bank. Mr. Zagury holds an MBA from Yale University and a B.A. in Economics from IBMEC.

We believe Mr. Zagury is well suited to serve on the Company board due to his experience in the Bitcoin space as well as his career in the financial industry.

Jack Mallers

Jack Mallers serves as the Chief Executive Officer, President and a director of Twenty One Capital. He has served in these capacities since December 2025. Mr. Mallers is a visionary entrepreneur and one of Bitcoin’s most influential advocates, shaping its perception and furthering its adoption by institutions, corporations and governments. As the Founder & CEO of Strike, he built one of the world’s leading digital payment providers built on Bitcoin’s Lightning Network, pioneering Bitcoin brokerage infrastructure and Bitcoin’s integration into corporate balance sheets. His leadership was instrumental in El Salvador’s historic decision to become the first nation to adopt Bitcoin as an official currency, a major milestone in sovereign Bitcoin policy. Beyond Strike, Mr. Mallers is a key advocate for Bitcoin’s integration into global finance, engaging with institutional investors, policymakers and enterprises to accelerate its adoption as the world’s premier monetary asset. Now, as Co-Founder & Chief Executive Officer of Twenty One, he is building the first true Bitcoin-native public company, designed to maximize Bitcoin Per Share and redefine corporate treasury strategy for the Bitcoin era.

We believe Mr. Mallers is well suited to serve on the Company Board due to his position as Twenty One Capital’s Chief Executive Officer, as well as his leadership and strong advocacy for Bitcoin’s integration into global finance and years of experience in the sector.

Jared Roscoe

Jared Roscoe has served as a member of our Board since December 2025. He serves as Partner, Deputy General Counsel, and Senior Advisor for Government Affairs at SoftBank Group International, where he leads global disputes, investigations, and regulatory matters, negotiates cross-border M&A transactions, and advises on policy and government affairs. He also serves on the boards of Stack AV, an autonomous trucking company, and Graphcore and Ampere, AI chip developers.

Prior to joining SoftBank in 2019, Mr. Roscoe was a senior aide to U.S. Senator Mark R. Warner. He previously held senior roles at the U.S. Department of the Treasury and worked for Congresswoman Zoe Lofgren. He began his legal career at Sullivan & Cromwell LLP, following a clerkship with Judge Roger L. Gregory of the U.S. Court of Appeals for the Fourth Circuit.

Mr. Roscoe holds a B.A. from Pomona College and a J.D. from New York University School of Law.

We believe Mr. Roscoe is well suited to serve on the Company Board due to his experience in navigating regulatory and governmental affairs both in the public and private sectors, and his extensive legal experience at SoftBank.

Vikas J. Parekh

Vikas J. Parekh has served as a member of our Board since December 2025. He is a Managing Partner at SoftBank Group International, where he leads investments and initiatives in AI, robotics, automation, and next-generation infrastructure technologies. He serves on the board of several leading public and private companies, including Symbotic Inc. and Autostore Holdings Ltd. Prior to joining SoftBank in 2016, Vikas worked in private equity at KKR and at Boston Consulting Group. He holds an MBA from Harvard Business School, where he was a George F. Baker Scholar, and an MS and BSc in Electrical & Computer Engineering from Georgia Institute of Technology.

We believe Mr. Parekh is well suited to serve on the Company Board due to his extensive business and investment experience at SoftBank, as well as his experience serving on public company boards.

Governance of Twenty One Capital

Board Composition

The Company’s business and affairs are managed under the direction of the Company Board. Pursuant to the terms and conditions of the Governance Agreement, all members of the Company Board are elected for a one (1) year term and may be re-elected for successive terms without limitations. The Company Board is composed of seven (7) directors, including:

●	four (4) directors designated by Tether, with at least two (2) of them qualifying as independent directors under NYSE rules;

●	two (2) directors designated by SoftBank, with at least one (1) of them qualifying as an independent director under NYSE rules; and

●	the President/Chief Executive Officer of Twenty One Capital.

Tether is entitled to designate, pursuant to the terms and conditions of the Governance Agreement, (i) four (4) directors as long as Tether and Bitfinex hold (in aggregate) 50% or more of the Company’s voting rights, (ii) three (3) directors as long as Tether and Bitfinex hold (in aggregate) 30% or more of the Company’s voting rights, (iii) two (2) directors as long as Tether and Bitfinex hold (in aggregate) 20% or more of the Company’s voting rights, (iv) one (1) director as long as Tether and Bitfinex hold (in aggregate) 10% or more of the Company’s voting rights and (v) no directors, if Tether and Bitfinex hold less than 10% of the Company’s voting rights.

SoftBank is entitled to designate, pursuant to the terms and conditions of the Governance Agreement, (a) two (2) directors as long as it holds 20% or more of the Company’s voting rights, (b) one (1) director as long as it holds 10% or more of the Company’s voting rights and (c) no directors, if SoftBank holds less than 10% of the Company’s voting rights.

The Company Board selects the chairperson of the Company Board, who exercise such powers and perform such other duties as shall be determined from time to time by the Company Board, in accordance with the Company Organizational Documents and shall not have any special voting rights or casting vote in the event of a tie. The Company has appointed Mr. Ardoino as the chairperson and Mr. Roscoe as lead independent director.

All members of the Company Board shall be elected for a one-year term and may be re-elected for successive terms.

Board Meetings and Quorum

A majority of members of the Company Board constitute a quorum for the transaction of any business; provided that (a) at least two (2) directors designated by Tether as long as Tether is entitled to designate at least two (2) directors, or one (1) director designated by Tether as long as Tether is entitled to designate only one (1) director, (b) one (1) director designated by SoftBank as long as SoftBank is entitled to designate one or more directors, and (c) one (1) independent director is present.

If a quorum is not met, the meeting will adjourn to a date no later than seven (7) calendar days after the date on which the meeting was initially scheduled to be held. If a quorum is not met in the second meeting, the meeting will adjourn again for seven (7) calendar days, and any directors present at such meeting will constitute a valid quorum; provided that they represent a majority of the members of the Company Board.

The Company Board holds regular quarterly meetings which may be held either in person or by teleconference. Tether, Bitfinex and SoftBank together may change the frequency of such meetings.

Board Decisions

Pursuant to the terms and conditions of the Governance Agreement, all decisions of the Company Board must be adopted by a simple majority of directors in attendance and voting at a duly convened meeting of the Company Board, unless these decisions are 20% Reserved Matters (as defined below) or 10% Reserved Matters (as defined below).

All decisions of the Company Board relating to the matters listed below, subject to Texas law and as set forth in the Governance Agreement, require approval by all the directors designated by such party who holds 20% or more of the Company’s voting rights (the “20% Reserved Matters”):

●	any sale of Bitcoin by the Group, other than sales needed for the purpose of funding operations of the Company with a maximum aggregate value in any fiscal year not to exceed the lesser of (a) $1 million, and (b) ten percent (10%) of the annual operating expenses budget approved by the Board;

●	approval of the terms and conditions of any financing transaction involving the Group, including any issuance of bonds, shares, rights, convertible securities or equity-linked securities;

●	amendments of the Amended and Restated Certificate of Formation or Amended and Restated Bylaws or other constituent documents of the Company that are adverse to a party that holds 20% Reserved Matters rights;

●	any amendment or change of the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the shares of Company Stock;

●	change in size of the Company Board;

●	approval of the remuneration of the directors;

●	any transaction involving a related party exceeding $100,000 in value (whether cash or in kind), individually, or $500,000 in value (whether cash or in kind), in the aggregate or any amendments or modifications thereto, waivers related thereto or non-automatic renewals thereof or any amendments or modifications to. non-automatic renewals of or waivers of any related-party agreements, contracts or arrangements that exist as of the Closing, including the Services Agreement;

●	any changes to decisions that require approval by the Company’s audit committee;

●	any changes to material governance policies;

●	any change to the jurisdiction of incorporation/organization of the Company;

●	any merger or acquisition transaction with an aggregate value exceeding $1 million in aggregate transaction value or consideration;

●	any declaration and issuance/payment of any dividends or buybacks;

●	the selection of the Company’s independent auditor;

●	any contract, arrangement or engagement involving fees paid to any financial advisory service firm, investment bank or similar firm, in each case exceeding an aggregate value of $1 million in any twelve-month (12) period;

●	changes to the compensation of the initial Chief Executive Officer, initial Chief Financial Officer and initial chief compliance officer;

●	the dismissal or termination of the Chief Executive Officer, Chief Financial Officer and chief compliance officer; and

●	the appointment of any replacement of the Chief Executive Officer, Chief Financial Officer and chief compliance officer and any compensation determinations with respect to such replacements.

All decisions of the Company Board relating to the matters listed below, subject to Texas law and as set forth in the Governance Agreement, require approval by all the directors designated by such party who holds 10% or more of the Company’s voting rights (the “10% Reserved Matters”):

●	amendments of the Amended and Restated Certificate of Formation or Amended and Restated Bylaws or other constituent documents of the Company that are adverse to a party that holds 20% Reserved Matters rights;

●	any material alteration in the nature of the Group’s business, including changes to the scope of the Company or any of its subsidiary’s asset management activities, including its management of cash and Bitcoin reserves, and any changes that would result in the Company or any subsidiary becoming an investment company;

●	any sale of Bitcoin by the Group, other than sales needed for the purpose of funding operations of the Company with a maximum aggregate value in any fiscal year not to exceed the lesser of (a) $1 million, and (b) ten percent (10%) of the annual operating expenses budget approved by the Board;

●	any amendment or change of the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the shares of Company Stock;

●	change in size of the Company Board;

●	any transaction involving a related party exceeding $100,000 in value (whether cash or in kind), individually, or $500,000 in value (whether cash or in kind), in the aggregate, or any amendments or modifications thereto, waivers related thereto or non-automatic renewals thereof or any amendments or modifications to, non-automatic renewals of or waivers of any related-party agreements, contracts or arrangements that exist as of the Closing, including the Services Agreement;

●	any changes to decisions that require approval by the Company’s audit committee;

●	any changes to material governance policies;

●	any change to the jurisdiction of incorporation/organization of the Company; and

●	any contract, arrangement or engagement involving fees paid to any financial advisory service firm, investment bank or similar firm, in each case exceeding an aggregate value of $1 million in any twelve (12) month period.

Subject to prior consultation with the Company’s audit committee, the Company Board has the authority to approve (a) the issuance of any equity securities of the Company and (b) the incurrence or issuance of any indebtedness or debt securities by the Company.

Corporate Governance

The Company structures its corporate governance in a manner that it believes closely aligns its interests with those of its shareholders. Notable features of this corporate governance include:

●	The Company has independent director representation on its audit, compensation and nominating committees and its independent directors meet regularly in executive sessions without the presence of its corporate officers or non-independent directors;

●	The Company’s audit committee is comprised entirely of “independent directors” under the NYSE rule and Rule 10A-3 under the Exchange Act;

●	at least one of the Company’s directors qualify as an “audit committee financial expert” as defined by the SEC; and

●	the Company implements a range of other corporate governance best practices, including implementing a robust director education program.

Director Independence

The Company considers each of Bo Hines, Jared Roscoe, Vikas J. Parekh and Raphael Zagury to be an “independent director,” as defined under the rules of the NYSE or another national exchange, as applicable.

Board Committees

The Company Board directs the management of the Company’s business and affairs, as provided by Texas law, and conducts its business through meetings of the Company Board and standing committees. Following the Closing, the Company has a standing audit committee, nominating committee and compensation committee.

In addition, from time to time, special committees may be established under the direction of the Company Board when necessary to address specific issues. For so long as any of Tether, Bitfinex or SoftBank holds 10% or more of the Company’s voting rights, such shareholder’s designees will have proportionate representation on any ad hoc/special committee unless prohibited by applicable law or an actual conflict would prevent such designee from serving on such committee.

Audit Committee

Twenty One Capital’s audit committee is responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing its independent registered public accounting firm;

●	discussing with its independent registered public accounting firm their independence from management;

●	reviewing, with its independent registered public accounting firm, the scope and results of their audit;

●	overseeing the financial reporting process and discussing with management and its independent registered public accounting firm the quarterly and annual financial statements that its files with the SEC;

●	overseeing its financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing its policies on risk assessment and risk management;

●	reviewing its related person policy, procedures and transactions;

●	reviewing its code of conduct and ethics policy, procedures and transactions; and

●	reviewing confidential anonymous submissions of concerns regarding questionable accounting, internal controls or auditing matters.

In addition to any approval required by the 20% Reserved Matters and the 10% Reserved Matters, the audit committee reviews and approves the declaration and issuance/payments of dividends or buybacks, capital expenditures exceeding an aggregate value of USD 5 million and perquisites.

Pursuant to the Governance Agreement, the audit committee shall consist solely of three independent directors. For so long as SoftBank holds 10% or more of the Company’s voting rights, one of the independent directors will be designated by SoftBank; provided that for so long as SoftBank has a director designee who is independent, such independent director designated by SoftBank shall be a member of the audit committee.

The Company’s audit committee currently consists of Jared Roscoe and Raphael Zagury with Raphael Zagury serving as interim chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that the Company’s audit committee must be composed entirely of independent members. The Company Board has affirmatively determined that Jared Roscoe and Raphael Zagury each meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE rules. The audit committee is expected to have at least three members within one year of the Closing who qualify as independent directors under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act.

Each member of the Company’s audit committee also meets the financial literacy requirements of the NYSE listing standards. In addition, the Company Board has determined that Raphael Zagury qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Company Board has adopted a written charter for the audit committee, which is available on the Company’s website at https://investors.xxi.money/. The information on any of the Company’s websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation Committee

Twenty One Capital’s compensation committee is responsible for, among other things:

●	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving or recommending, as applicable, the compensation of its Chief Executive Officer and other executive officers;

●	administering any incentive compensation plans of the Company approved by the Company Board;

●	making recommendations to the Company Board regarding the compensation of the Company’s directors; and

●	retaining and overseeing any compensation consultants.

Pursuant to the Governance Agreement, the compensation committee shall consist of three independent directors. For so long as SoftBank holds 10% or more of the Company’s voting rights, one of the independent directors will be designated by SoftBank; provided that for so long as SoftBank has a director designee who is independent, such independent director designated by SoftBank shall be a member of the compensation committee.

The Company’s compensation committee consists of Bo Hines, Jared Roscoe and Raphael Zagury with Bo Hines serving as chair. The Company Board has affirmatively determined that Bo Hines, Jared Roscoe and Raphael Zagury each meets the definition of “independent director” for purposes of serving on the compensation committee under the NYSE rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. The Company Board adopted a written charter for the compensation committee, which is available on the Company’s website at https://investors.xxi.money/. The information on any of the Company’s websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Nominating & Governance Committee

Twenty One Capital’s nominating and governance committee is responsible for, among other things:

●	developing the criteria and qualifications for membership on the Company Board;

●	recruiting, reviewing, nominating and recommending candidates for election to the Company Board or to fill vacancies on the Company Board; and

●	reviewing candidates proposed by shareholders and conducting appropriate inquiries into the background and qualifications of any such candidates.

Pursuant to the Governance Agreement, the nominating and governance committee shall consist of three independent directors. For so long as SoftBank holds 10% or more of the Company’s voting rights, one of the independent directors will be designated by SoftBank; provided that for so long as SoftBank has a director designee who is independent, such independent director designated by SoftBank shall be a member of the nominating and governance committee.

The Company’s nominating and governance committee consists of Bo Hines, Jared Roscoe and Raphael Zagury with Bo Hines serving as chair. The Company Board has affirmatively determined that Bo Hines, Jared Roscoe and Raphael Zagury each meets the definition of “independent director” under the NYSE rules. The Company Board adopted a written charter for the nominating and governance committee, which is available on the Company’s website at https://investors.xxi.money/. The information on any of the Company’s websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Risk Oversight

One of the key functions of the Company Board is informed oversight of the Company’s risk management process. The Company Board does not anticipate having a standing risk management committee, but rather administers this oversight function directly through the Company Board as a whole, as well as through various standing committees of the Company Board that address risks inherent in their respective areas of oversight. In particular, the Company Board is responsible for monitoring and assessing strategic risk exposure, and the Company’s audit committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The Company’s compensation committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Executive Officers

Name	Age	Title
Executive Officers
Jack Mallers	31	Chief Executive Officer, President, Director
Steven Meehan	61	Chief Financial Officer
James Nguyen	42	General Counsel, Chief Compliance Officer

Biographical Information

Biographical information on our executive officers, other than Jack Mallers mentioned in the section “Directors”, is set forth below.

Steven Meehan

Steven Meehan has served as the Chief Financial Officer of Twenty One Capital since December 2025. Mr. Meehan is a financial services & management professional with 25+ years of financial and operational leadership experience spanning corporate strategy, M&A, capital raising and financial planning and analysis. Previously, Mr. Meehan served as the CFO of Kadmon Holdings, Inc., a publicly traded life science company, where he assisted in the development of a drug from the lab to FDA approval, and the subsequent sale for ~$2 Billion to Sanofi. Before Kadmon, Mr. Meehan served as a partner in the Healthcare Group of Moelis & Company, leading their effort in Life Sciences and Advanced Diagnostics. Prior to Moelis, Mr. Meehan was Head of Life Sciences within the Global Healthcare Group in the New York office of UBS Investment Bank. During his tenure at UBS, Mr. Meehan was Chief Executive Officer of UBS Russia and the former Soviet Union across all businesses, including securities, banking and wealth management.

He was also a member of the UBS Group’s EMEA Management Committee. Mr. Meehan also served as a Managing Director/Head of M&A and Co-Head of Life Sciences at Scale Consulting where he provided advisory and due diligence consultancy services for private equity companies. During his investment banking career, Mr. Meehan also held senior roles in M&A, leveraged finance and capital markets at Salomon Smith Barney, NatWest Securities and Drexel Burnham Lambert. In addition, he has served on several healthcare boards of directors and advisors. Mr. Meehan holds a B.S. in Business Administration/Finance from the University of Massachusetts at Lowell.

James Cong Hoan Nguyen

James Nguyen serves as General Counsel of the Company since November 2025, where he leads the Company’s legal function. Mr. Nguyen is an experienced general counsel with prior leadership roles in the crypto and tech industries. Prior to joining the Company, Mr. Nguyen served as General Counsel at Sky Mavis, a global blockchain and technology company that pioneered the use and adoption of blockchain technology in digital gaming and experiences. Prior to Sky Mavis, Mr. Nguyen was an executive at Robinhood serving in various leadership roles until he departed, having last served as General Counsel and Chief Compliance Officer of its crypto business. Early in his career, Mr. Nguyen represented leading financial services and technology companies in private practice while at Morrison & Foerster. Mr. Nguyen holds a J.D. from Berkeley Law, as well as an M.P.P. from Harvard Kennedy School and a B.A. in Economics and Political Science from California State University San Marcos.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers to file reports of ownership and changes in ownership of our equity securities with the SEC. Based on the information available to us during the fiscal year ended December 31, 2025, we believe that all applicable Section 16(a) reports, except one, were timely filed. A Form 4 filed on behalf of Jack Mallers to reflect the grant of time-vesting stock options, granted on December 8, 2025, was filed late due to an administrative error.

Code of Business Conduct and Ethics; Insider Trading Policy

The Company has adopted a written code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Company’s website at https://investors.xxi.money/. The nominating and corporate governance committee of the Company is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. The audit committee is responsible for review of the Corporation’s program to monitor compliance with the Code of Conduct. In addition, the Company intends to post on Twenty One Capital’s website all disclosures that are required by law or the NYSE listing standards, or the listing standards of another national securities exchange, concerning any amendments to, or waivers from, any provision of the code. The information on any of the Company’s websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

We also have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

Status as a Controlled Company

Twenty One Capital is a “controlled company” under NYSE listing standards. The Company has two classes of shares, with Class A Common Stock having no voting rights (except as required by applicable law), while any shares of Class B Common Stock are outstanding, and Class B Common Stock having voting rights. Only Tether, Bitfinex, SoftBank and their permitted transferees are permitted to own shares of Class B Common Stock. Since Tether and Bitfinex together hold more than 50% of Class B Common Stock, and together beneficially own more than 50% of Twenty One Capital’s total voting power, the Company is a controlled company under NYSE listing standards.

As a controlled company, under NYSE rules, for example, the Company is able to utilize the controlled company exemptions. Under these rules, the Company may elect to utilize exemptions from certain of NYSE’s corporate governance requirements, as applicable. See “Risk Factors—Risks Related to Ownership of Company Stock—Twenty One Capital expects to qualify as a controlled company under applicable securities exchange rules and expects to avail itself of applicable exemptions from the corporate governance requirements thereof.”

Limitation of Liability and Indemnification of Officers and Directors

As authorized by Chapters 7 and 8 of the TBOC, the certificate of formation of a corporation may provide that a director or officer of the corporation is not liable, or is liable only to the extent provided by the certificate of formation to the corporation or its shareholders for monetary damages for an act or omission by the person in the person’s capacity as a director or officer, as applicable, subject to certain exceptions.

The Amended and Restated Certificate of Formation and Amended and Restated Bylaws provide that its directors and officers are not liable to the Company or its shareholders for monetary damages for breach of fiduciary duty in their capacity as a director or officer to the fullest extent provided by applicable Texas law. A director or officer may, however, be found personally liable for:

●	any breach of the director’s or officer’s duty of loyalty to the Company or its shareholders;

●	acts or omissions not in good faith that constitute a breach of the director’s or officer’s duty to the Company;

●	acts or omissions not in good faith that involve intentional misconduct or a knowing violation of law;

●	any transaction from which the director or officer receives an improper benefit; and

●	acts or omissions for which the liability of the director or officer is expressly provided by an applicable statute.

The TBOC provides that a corporation must indemnify a director for their service at the corporation and for service at the corporation as a representative of another entity against reasonable expenses actually incurred by the director in connection with a proceeding because of such service if the director is wholly successful, on the merits or otherwise, in the defense of the proceeding. If a court determines that a director, former director or representative is entitled to indemnification, the court will order indemnification by the corporation and award the person expenses incurred in securing the indemnification. The TBOC also permits corporations to indemnify present or former directors and representatives of other entities serving as such directors in certain situations where indemnification is not mandated by law; however, such permissive indemnification is subject to various limitations. Section 8.052 of the TBOC provides that a court may also order indemnification under various circumstances, and Section 8.105 provides that officers must be indemnified to the same extent as directors.

To the fullest extent permitted by TBOC, the Amended and Restated Certificate of Formation and Amended and Restated Bylaws provide that the Company will indemnify (and advance expenses to) its directors and officers, and may indemnify its agents (and any other persons to which the TBOC permits the Company to provide indemnification) through provisions set forth in the Amended and Restated Bylaws, agreements with such agents or other persons, vote of shareholders or disinterested directors or otherwise.

The TBOC permits the Company to purchase insurance on behalf of existing or former officers, employees, directors or agents against any liability asserted against and incurred by that person in such capacity, or arising out of that person’s status in such capacity. Pursuant to this authority, the Company may purchase and maintain such insurance at its expense for any director, officer, employee or agent of the Company.

Item 11. Executive Compensation

The Company is an “emerging growth company” within the meaning of the Securities Act and has elected to comply with the reduced compensation disclosure requirements available to such emerging growth companies.

Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For the fiscal year ended December 31, 2025, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):

●	Jack Mallers, Chief Executive Officer

●	Steven Meehan, Chief Financial Officer

Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Named Executive Officers for the fiscal years ended December 31, 2025 and December 31, 2024. As the Company was incorporated on March 7, 2025, it had no management as of December 31, 2024. No compensation was paid by the Company to the Named Executive Officers during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)		All Other Compensation ($)(5)	Total ($)
Jack Mallers	2025	38,151	236,250	139,915,431		596,648	140,786,480
Chief Executive Officer	2024	-	-	-		-	-
Steven Meehan	2025	31,792	300,000	10,817,331	(4)	361,605	11,510,728
Chief Financial Officer	2024	-	-	-		-	-

(1)	Amounts shown in this column represent the salary paid to each NEO in 2025. The employment of Mr. Mallers and Mr. Meehan, with the Company began on December 8, 2025.
(2)

Amounts shown in this column represent the discretionary cash bonus earned by each NEO in 2025. For Mr. Mallers, the amount represents 50% of his total annual bonus earned for 2025, which is payable in cash. In accordance with the terms of his employment agreement, the remaining 50% of Mr. Mallers’ annual bonus for fiscal year 2025 will be paid in the form of stock, with such payment to be made in fiscal year 2026, and will be reported in the summary compensation table reporting on 2026 compensation in accordance with SEC rules.

(3)	Amounts shown in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock option awards granted to each NEO under the Twenty One Capital, Inc. 2025 Stock Incentive Plan, adopted prior to the Closing and effective as of December 8, 2025, as amended from time to time (the “Equity Incentive Plan”). For additional information regarding assumptions used to calculate the value of such stock option awards, please refer to Note 10 to our consolidated financial statements in this Annual Report.
(4)	Amounts shown in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock option award granted to Mr. Meehan on December 8, 2025 under the Equity Incentive Plan. On January 2, 2026, Mr. Meehan and the Company entered into a new option award agreement (the “CFO Amended Option Award Agreement”), which cancelled the stock option award granted to Mr. Meehan on December 8, 2025. Pursuant to the CFO Amended Option Award Agreement, Mr. Meehan received an award of stock options to purchase 970,201 shares of Class A Common Stock on January 2, 2026, with an exercise price of $14.43 per share. For additional information regarding the CFO Amended Option Award Agreement, please refer to the below subsection entitled “CFO Option Award Agreement” in this Annual Report.
(5)	The amount reported for Mr. Mallers represents (i) $431,648 for the consulting fees paid by Twenty One Assets, LLC in connection with Mr. Mallers’ services provided to Twenty One Assets, LLC and the Company; and (ii) $165,000 for reimbursement for Mr. Mallers’ legal fees incurred in connection with the review, negotiation and execution of his employment agreement and any agreements referenced or related thereto. The amount reported for Mr. Meehan represents the consulting fees paid by Twenty One Assets, LLC in connection with Mr. Meehan’s services provided to Twenty One Assets, LLC and the Company.

Narrative Disclosure to Summary Compensation Table

2025 Salaries

The NEOs receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2025 annual base salaries for the NEOs were:

Name	2025 Base Salary ($)
Jack Mallers	600,000
Steven Meehan	500,000

Bonuses

Each NEO is eligible to receive an annual performance-based bonus, subject to the achievement of individual and company performance criteria, as determined by the Board in its discretion, and the NEO’s continued employment through the payment date, pursuant to their respective employment agreement. Under Jack Mallers’ employment agreement, any earned annual bonus will be paid 50% in cash and 50% in freely tradeable shares of Class A Common Stock, subject to trading restrictions under applicable securities laws and the Company’s insider trading policy, and applicable withholding. For the fiscal year 2025, the Company’s compensation committee determined that (i) Jack Mallers earned a discretionary annual bonus of $472,500, with $236,250 payable in cash, and $236,250 payable in shares of Class A Common Stock in fiscal year 2026; and (ii) Steve Meehan earned a discretionary annual cash bonus of $300,000.

Employment Agreements

The Company entered into employment agreements with each of the NEOs. The key terms of the employment agreements are described below.

CEO Employment Agreement

The Company and Jack Mallers entered into an employment agreement on December 8, 2025, effective as of the Closing Date, pursuant to which Mr. Mallers is employed as the Chief Executive Officer of the Company (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, Mr. Mallers will be paid an annual base salary of $600,000, and he will be eligible to receive an annual performance-based bonus of up to $700,000, subject to (i) the achievement of individual and company performance criteria established by the Board in consultation with Mr. Mallers, and (ii) Mr. Mallers’ continued employment through the payment date. The actual annual bonus, to the extent payable, will be paid 50% in cash and 50% in freely tradeable shares of Class A Common Stock, subject to trading restrictions under applicable securities laws and the Company’s insider trading policy, and applicable withholding. According to the CEO Employment Agreement, around the Closing Date, Mr. Mallers will receive an award of stock options to purchase 12,179,268 shares of Class A Common Stock (the “CEO Initial Award”), subject to the Equity Incentive Plan and an award agreement entered into by the Company and Mr. Mallers evidencing such award (the “CEO Option Award Agreement”). Please refer to the below subsection entitled “CEO Option Award Agreement” for additional details of the CEO Initial Award. In addition, pursuant to the CEO Employment Agreement, Mr. Mallers will receive an award of restricted stock units of the Company covering 3,215,732 shares of Class A Common Stock (“CEO RSU Award”) as soon as practicable following the Closing Date and after the Company becomes eligible to file a registration statement on Form S-8. The CEO RSU Award will be subject to the same vesting and acceleration conditions and be in the same proportions as the CEO Initial Award, and will be subject to the terms and conditions under the Equity Incentive Plan and an award agreement to be entered into by the Company and Mr. Mallers evidencing such award. After the fifth anniversary of the grant date of the CEO Initial Award, Mr. Mallers will be eligible to receive annual equity grants, consistent with Mr. Mallers’ role as the Chief Executive Officer of the Company, as reasonably determined by the Board based on its good faith assessment and in consultation with Mr. Mallers.

If Mr. Mallers’ employment is terminated by the Company without Cause (as defined in the CEO Employment Agreement), or Mr. Mallers resigns his employment for Good Reason (as defined in the CEO Employment Agreement), then, in addition to certain accrued amounts, he is entitled to the following severance, subject to his execution of a release of all claims against the Company and related persons and continued compliance with certain restrictive covenants: (i) continued payment of his base salary for 12 months following his termination; (ii) reimbursement of the monthly premium for coverage under the Company’s group health plans or an equivalent monthly cash payment thereof, until the earlier to occur of the end of the 12 months following his termination, or the date on which Mr. Mallers obtains health and welfare benefits from a subsequent employer; and (iii) any rights with respect to the equity awards that Mr. Mallers might have under the applicable award agreements evidencing such equity awards.

The CEO Employment Agreement contains restrictive covenants, including non-competition and non-solicitation covenants effective for 12 months following termination of employment.

CFO Employment Agreement

The Company and Steven Meehan entered into an employment agreement on December 8, 2025, effective as of the Closing, pursuant to which Mr. Meehan is employed as the Chief Financial Officer of the Company (the “CFO Employment Agreement”). Pursuant to the CFO Employment Agreement, Mr. Meehan will be paid an annual base salary of $500,000, and he will be eligible to receive an annual performance-based bonus of up to $500,000, subject to (i) the achievement of individual and company performance criteria established by the Board, and (ii) Mr. Meehan’s continued employment through the payment date. According to the CFO Employment Agreement, around the Closing Date, Mr. Meehan will receive an award of stock options to purchase 941,620 shares of Class A Common Stock (the “CFO Initial Award”), subject to the Equity Incentive Plan and an award agreement entered into by the Company and Mr. Meehan evidencing such award. Please refer to the below subsection entitled “CFO Option Award Agreement” for additional details of the CFO Initial Award and the amendment thereto. In addition, pursuant to the CFO Employment Agreement, Mr. Meehan will receive an award of restricted stock units of the Company covering 248,619 shares of Class A Common Stock (“CFO RSU Award”) as soon as practicable following the Closing Date and after the Company becomes eligible to file a registration statement on Form S-8. The CFO RSU Award will be subject to the same vesting and acceleration conditions as the CFO Initial Award, and will be subject to the terms and conditions under the Equity Incentive Plan and an award agreement to be entered into by the Company and Mr. Meehan evidencing such award.

If Mr. Meehan’s employment is terminated by the Company without Cause (as defined in the CFO Employment Agreement), or Mr. Meehan resigns his employment for Good Reason (as defined in the CFO Employment Agreement), then, in addition to certain accrued amounts, he is entitled to the following severance, subject to his execution of a release of all claims against the Company and related persons and continued compliance with certain restrictive covenants: (i) continued payment of his base salary for 12 months following his termination; (ii) reimbursement of the monthly premium for coverage under the Company’s group health plans or an equivalent monthly cash payment thereof, until the earlier to occur of the end of the 12 months following his termination, or the date on which Mr. Meehan obtains health and welfare benefits from a subsequent employer; and (iii) any rights with respect to the equity awards that Mr. Meehan might have under the applicable award agreements evidencing such equity awards.

The CFO Employment Agreement contains restrictive covenants, including non-competition and non-solicitation covenants effective for 12 months following termination of employment.

Equity Awards

The Company granted stock option awards to each of the NEOs. The key terms of the award agreements are described below.

CEO Option Award Agreement

Pursuant to the CEO Employment Agreement, on December 8, 2025, Jack Mallers and the Company entered into the CEO Option Award Agreement, where Mr. Mallers received the CEO Initial Award of stock options to purchase 12,179,268 shares of Class A Common Stock, with an exercise price of $14.43 per share. 50% of the CEO Initial Award is subject to service-based vesting conditions (such portion of the CEO Initial Award, the “CEO Time-Based Award”) and 50% of the CEO Initial Award is subject to both performance-based vesting conditions and service-based vesting conditions (such portion of the CEO Initial Award, the “CEO Performance-Based Award”).

The CEO Time-Based Award will vest as follows: (x) 20% of the CEO Time-Based Award will vest on the first anniversary of April 1, 2025, and (y) 80% of the CEO Time-Based Award will vest quarterly in equal installments between the first anniversary and the fifth anniversary of April 1, 2025, in each case, subject to Mr. Mallers’ continued employment through the applicable vesting date. The CEO Performance-Based Award will vest in 3 equal tranches, with each tranche subject to the satisfaction of the following performance and service conditions: (x) the addition of an incremental 42,000 Bitcoins for each such tranche to the Company’s treasury after the Closing Date and prior to April 1, 2030, excluding the first 42,000 Bitcoins owned by the Company as of the Closing Date (the “Bitcoin Target”), (y) the achievement of the required growth rate of at least 15% in Bitcoins per share of Class A Common Stock on a fully diluted basis from the Closing Date to the date of the satisfaction of the Bitcoin Target applicable to such tranche (the “Growth Rate Condition”), and (z) Mr. Mallers’ continued employment through the date of the achievement of such performance-based conditions. “Fully diluted basis” in relation to the Growth Rate Condition is defined in the CEO Option Award Agreement as the number of shares of the Company’s Class A Common Stock which are or would then be outstanding, assuming the conversion, exercise, or exchange of all outstanding securities, instruments or rights convertible into or exercisable or exchangeable for, directly or indirectly, shares of Class A Common Stock of the Company (including, without limitation, all outstanding options, restricted stock units, warrants, convertible notes, and other rights or options to acquire shares of Class A Common Stock of the Company or any of the foregoing), whether voting or nonvoting, whether vested or unvested and whether or not in-the-money as of such date of determination. This is a different measure from BPS calculated using the number of currently outstanding shares of Class A Common Stock.

In the event that Mr. Mallers is terminated by the Company without Cause (as defined in the CEO Employment Agreement), due to death or disability, or if Mr. Mallers resigns for Good Reason (as defined in the CEO Employment Agreement) (each such termination, a “Qualifying Termination”), and if the Qualifying Termination occurs within 3 months before or 12 months after a change in control of the Company (the “CIC Period”), then the CEO Initial Award shall fully vest on the later of (a) the closing date of such change in control, and (b) the date of such Qualifying Termination. If the Qualifying Termination occurs outside the CIC Period, then (a) the portion of the CEO Time-Based Award which would have vested in the following 12 months after the termination date will vest immediately on the termination date, (b) the Performance-Based Award will remain outstanding for 6 months following the termination date and be eligible to vest during such period if each of the Bitcoin Target and the Growth Rate Condition is satisfied during such 6 month-period, and (c) the remaining portion of the CEO Initial Award will be canceled and forfeited immediately as of Mr. Mallers’ termination date, with no consideration to Mr. Mallers.

In the event that a change in control occurs, and the CEO Initial Award, to the extent outstanding, is not assumed or substituted in connection therewith by the successor of the Company, the CEO Initial Award will vest in full and become exercisable immediately prior to the consummation of the change in control.

CFO Option Award Agreement

Pursuant to the CFO Employment Agreement, on December 8, 2025, Steven Meehan and the Company entered into an option award agreement, where Mr. Meehan received the CFO Initial Award of stock options to purchase 941,620 shares of Class A Common Stock, with an exercise price of $14.43 per share (the “Prior Option Award Agreement”). On January 2, 2026, Mr. Meehan and the Company entered into a new option award agreement (the “CFO Amended Option Award Agreement”), which superseded and replaced the Prior Option Award Agreement. Pursuant to the CFO Amended Option Award Agreement, on January 2, 2026, Mr. Meehan received an award of stock options to purchase 970,201 shares of Class A Common Stock, with an exercise price of $14.43 per share (such award, the “CFO Amended Award”). Of the CFO Amended Award, options covering 796,951 shares of Class A Common Stock are subject to service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Time-Based Award”), and options covering 173,250 shares of Class A Common Stock are subject to both performance-based vesting conditions and service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Performance-Based Award”).

The CFO Time-Based Award will vest as follows: (x) 25% of the CFO Time-Based Award will vest on April 1, 2026, and (y) the remaining 75% of the CFO Time-Based Award will vest quarterly in equal installments between April 1, 2026 and April 1, 2029, in each case, subject to Mr. Meehan’s continued employment through the applicable vesting date. The CFO Performance-Based Award will vest annually in 4 equal tranches on each of the first 4 anniversaries of April 1, 2025, starting on April 1, 2026, and each such tranche will vest subject to (x) Mr. Meehan’s continued employment through the applicable performance vesting date; and (y) the satisfaction of each of the following performance conditions during the applicable vesting year, as determined by the Board in good faith: (i) the annual operating budget of the Company shall be within 10% of estimates as approved by the Board; (ii) the Company shall have an unqualified audit of financials, and an unqualified internal controls audit; (iii) there is no loss or misappropriation of, or loss of access to, the Company’s or its subsidiaries’ digital assets (including any digital assets held by a custodian or other third-party on behalf of the Company or its subsidiaries), excluding a loss or loss of access where the Board’s actions materially contributed to such loss or loss of access; and (iv) the growth rate in Bitcoin per share of Class A Common Stock on a fully diluted basis is at least 15% between the Closing Date and the applicable performance vesting date, where “fully diluted basis” is defined as the number of shares of the Company’s Class A Common Stock which are or would then be outstanding, assuming the conversion, exercise, or exchange of all outstanding securities, instruments or rights convertible into or exercisable or exchangeable for, directly or indirectly, shares of Class A Common Stock of the Company (including, without limitation, all outstanding options, restricted stock units, warrants, convertible notes, and other rights or options to acquire shares of Class A Common Stock of the Company or any of the foregoing), whether voting or nonvoting, whether vested or unvested and whether or not in-the-money as of such date of determination. This is a different measure from BPS calculated using the number of currently outstanding shares of Class A Common Stock.

In the event that Mr. Meehan is terminated by the Company without Cause (as defined in the CFO Employment Agreement), or if Mr. Meehan resigns for Good Reason (as defined in the CFO Employment Agreement), Mr. Meehan will be entitled to exercise the portion of the CFO Amended Award that has vested as of such termination, to the extent not exercised, in accordance with the CFO Amended Option Award Agreement. The remaining portion of the CFO Amended Award will be canceled and forfeited as of the termination date, with no consideration to Mr. Meehan.

In the event that a change in control occurs, and the CFO Amended Award, to the extent outstanding, is not assumed or substituted in connection therewith by the successor of the Company, the CFO Amended Award will vest in full and become exercisable immediately prior to the consummation of the change in control.

Outstanding Equity Awards at Fiscal Year End 2025

The following table summarizes the number of securities underlying the equity awards for the NEOs as of the end of fiscal year 2025. All outstanding equity awards were awarded under the Equity Incentive Plan.

		Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jack Mallers	12/8/2025	-	6,089,634	(1)	6,089,634	(2)	14.43	12/8/2035
Steven Meehan	12/8/2025	-	-		941,620	(3)	14.43	12/8/2035

(1)	The option award reported for Mr. Mallers in this column represents the CEO Time-Based Award, which will vest as follows: (x) 20% will vest on the first anniversary of April 1, 2025, and (y) 80% will vest quarterly in equal installments between the first anniversary and the fifth anniversary of April 1, 2025, in each case, subject to Mr. Mallers’ continued employment through the applicable vesting date.

(2)	The option award reported for Mr. Mallers in this column represents the CEO Performance-Based Award, which will vest in 3 equal tranches, with each tranche subject to the satisfaction of the following performance and service conditions: (x) the addition of an incremental 42,000 Bitcoins for each such tranche to the Company’s treasury after the Closing Date and prior to April 1, 2030, excluding the first 42,000 Bitcoins owned by the Company as of the Closing Date (the “Bitcoin Target”), (y) the achievement of the required growth rate of at least 15% in Bitcoins per share of Class A Common Stock on a fully diluted basis from the Closing Date to the date of the satisfaction of the Bitcoin Target applicable to such tranche, and (z) Mr. Mallers’ continued employment through the date of the achievement of such performance-based conditions.

(3)	The option award reported for Mr. Meehan in this column represents the CFO Initial Award, which would vest annually in 4 equal tranches on each of the first 4 anniversaries of April 1, 2025, subject to (x) Mr. Meehan’s continued employment through the applicable vesting date; and (y) the satisfaction of each of the following performance conditions during the applicable vesting year, as determined by the Board in good faith: (i) the annual operating budget of the Company shall be within 10% of estimates as approved by the Board; (ii) the Company shall have an unqualified audit of financials, and an unqualified internal controls audit; (iii) there is no loss or misappropriation of, or loss of access to, the Company’s or its subsidiaries’ digital assets (including any digital assets held by a custodian or other third-party on behalf of the Company or its subsidiaries), excluding a loss or loss of access where the Board’s actions materially contributed to such loss or loss of access; and (iv) the growth rate in Bitcoin per share of Class A Common Stock on a fully diluted basis is at least 15% between the Closing Date and the applicable vesting date. On January 2, 2026, Mr. Meehan and the Company entered into a new option award agreement (the “CFO Amended Option Award Agreement”), which cancelled the CFO Initial Award. For additional information regarding the CFO Amended Option Award Agreement, please refer to the above subsection entitled “CFO Option Award Agreement” in this Annual Report.

Director Compensation

Prior to the Closing of the Business Combination, Jeff Haley was the sole director of Twenty One Capital. In this capacity, he received a fee of $8,000 in 2025.

The following table summarizes the total compensation paid to or earned by our non-employee directors in 2025.

Name	Fees Earned or Paid in Cash	Total
Paolo Ardoino	0	0
Zachary Lyons	0	0
Robert “Bo” Hines	0	0
Raphael Zagury	0	0
Jared Roscoe	0	0
Vikas J. Parekh	0	0
Jeff Haley (former director)	$8,000	$8,000

Equity Award Grant Policies and Practices

From time to time, the Company grants stock options to its employees, including the NEOs. The Company has granted new-hire option awards on or soon after a new-hire’s employment start date. It is not the Company’s practice to time or otherwise coordinate the granting of any stock options to our NEOs with any release of material nonpublic information. Non-employee directors do not receive option grants. The Company does not otherwise maintain any written policies on the timing of awards of stock options.

The following table presents information regarding stock options granted to our NEOs in fiscal year 2025 during any period beginning four days before the filing of a periodic report or current report disclosing material, non-public information and ending one business day after the filing or furnishing of such report with the SEC. Each of Mr. Jack Mallers and Mr. Steven Meehan received a stock option award on December 8, 2025, the commencement date of their respective employment as our Chief Executive Officer and Chief Financial Officer.

Name	Grant Date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change (1)
Jack Mallers	12/8/2025	12,179,268	14.43	139,915,431	-19.97%
Steven Meehan	12/8/2025	941,620	14.43	10,817,331	-19.97%

(1)	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information regarding as of March 30, 2026, beneficial ownership of shares of Company Stock.

This ownership information is provided in respect of:

●	each person that is a beneficial owner of more than 5% of the issued and outstanding shares of Company Stock after the completion of the Business Combination and the Cantor F&F Sale;

●	each of Twenty One Capital’s current executive officers and directors; and

●	all of Twenty One Capital’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned securities. Except as indicated in the footnotes to the table, each of the security holders listed below has sole voting and investment power with respect to Company Stock owned by such shareholders.

	Class A Common Stock (non-voting)		Class B Common Stock (voting)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class

Executive Officers and Directors(4)
Jack Mallers	1,217,926	*	—	—
Steven Meehan	199,237	*	—	—
James Nguyen	—	—	—	—
Paolo Ardoino	—	—	—	—
Zachary Lyons	—	—	—	—
Robert “Bo” Hines	—	—	—	—
Raphael Zagury	—	—	—	—
Jared Roscoe	—	—	—	—
Vikas J. Parekh	—	—	—	—
All officers and directors as a group (9 individuals)	1,417,163	*	—	—
Other 5% Shareholders
Tether International, S.A. de C.V.(1)	156,331,512	45.1%	156,331,512	51.3%
iFinex, Inc.(2)	59,404,499	17.1%	59,404,499	19.5%
Stellar Beacon LLC(3)	89,106,748	25.7%	89,106,748	29.2%

*	Represents beneficial ownership of less than 1%.

(1)	The principal business address of Tether International, S.A. de C.V. is Final Av. La Revolucion, Colonia San Benito, Edif. Centro, Corporativo Presidente Plaza, Nivel 12, Oficina 2, Distrito de San Salvador, Municipio de San Salvador Centro, Republica de El Salvador. The shares reported herein will be directly owned by Tether International, S.A. de C.V., a wholly owned subsidiary of Tether Global Investments Fund, S.I.C.A.F., S.A. Mr. Giancarlo Devasini, individually and through entities controlled by Mr. Devasini, holds a greater than 50% voting interest in Tether Global Investments Fund, S.I.C.A.F., S.A. and thus indirectly holds voting and dispositive power with respect to the securities held by Tether Global Investments Fund, S.I.C.A.F., S.A., including securities held by Tether International, S.A. de C.V., its wholly owned subsidiary. As such, each of Tether Global Investments Fund, S.I.C.A.F., S.A. and Mr. Devasini may be deemed to have beneficial ownership of the shares directly held by Tether International, S.A. de C.V. Each such entity or person disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(2)	The principal business address of iFinex, Inc. is c/o iFinex c/o SHRM Trustees (BVI) Limited, Trinity Chambers, PO Box 4301, Road Town, Tortola, VG1110, British Virgin Islands. The shares reported herein will be directly owned by iFinex, Inc. Mr. Giancarlo Devasini, individually and through Digfinex Inc. (BVI), which owns a majority interest in iFinex, Inc., holds a greater than 50% voting interest in iFinex, Inc. Each of Digfinex Inc. (BVI), and Mr. Devasini may be deemed to have beneficial ownership of the shares directly held by iFinex, Inc. Each such entity or person disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	The shares reported herein will be directly owned by Stellar Beacon LLC. SoftBank Group Corp., a publicly traded company listed on the Tokyo Stock Exchange, is the sole shareholder of SoftBank Group Overseas GK, which is the sole member of Stellar Beacon LLC. As a result of these relationships, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by Stellar Beacon LLC. The principal business address of Stellar Beacon LLC is 300 El Camino Real, Menlo Park, CA 94025, United States of America. The principal business address of each of SoftBank Group Corp. and SoftBank Group Overseas GK is 1-7-1 Kaigan, Minato-ku, Tokyo 105-7537 Japan.

(4)	Unless otherwise noted the business address of each of the following individuals is 111 Congress Avenue, Suite 500 Austin, Texas 78701.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to shares of Class A Common Stock that may be issued under the Twenty One Capital, Inc. 2025 Stock Incentive Plan, adopted prior to the Closing and effective as of December 8, 2025, as amended from time to time (the “Equity Incentive Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(2)	(b)	(c)(3)
Equity compensation plans approved by security holders (1)	13,120,888	14.43	11,237,648
Equity compensation plans not approved by security holders	-	-	-

Total	13,120,888	14.43	11,237,648

(1)	This Equity Incentive Plan was approved by the Company’s former parent and sole stockholder, prior to the Closing.

(2)	Represents 13,120,888 stock option awards outstanding under the Equity Incentive Plan.

(3)	Represents 11,237,648 awards available for grant under the Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Persons Transactions

The Company Board adopted a related party transactions policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of Twenty One Capital’ executive officers or directors;

●	any person who is known by the Company to be the beneficial owner of more than 5% of Twenty One Capital voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of Twenty One Capital’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of Twenty One Capital’s voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 5% or greater beneficial ownership interest in Company Stock; and

●	any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended..

The Company has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee has the responsibility to review related party transactions.

Transactions Related to the Business Combination

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, CEP, Twenty One Capital, the Sponsor, each Seller and SoftBank entered into the Amended and Restated Registration Rights Agreement that amended and restated the registration rights agreement entered into between CEP and the Sponsor at the time of the CEP IPO, and pursuant to which the Company (i) assumed the registration obligations of CEP under such registration rights agreement, with such rights applying to the shares of Class A Common Stock and (ii) provides registration rights with respect to the resale of shares of Class A Common Stock held by the Sponsor, each Seller and SoftBank. Pursuant to the Amended and Restated Registration Rights Agreement, at least once in any 12-month period, Significant Specified Holders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. Twenty One Capital has also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The Amended and Restated Registration Rights Agreement provides that Twenty One Capital will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

309,182,606 shares of Class A Common Stock are subject to registration rights pursuant to the Amended and Restated Registration Rights Agreement.

Lock-Up Agreements

Concurrently with the Closing, each of the Sellers and SoftBank entered into a Lock-Up Agreement with the Company, pursuant to which each Seller and SoftBank agreed that the shares of Class A Common Stock received by each Seller and the shares of Class A Common Stock transferred by Tether to SoftBank will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

The shares of Class A Common Stock held by each Seller and SoftBank will be locked up until the earlier of (i) the Anniversary Release; provided that, in the event the Resale Registration Statement has not been declared effective on or prior to the Anniversary Release, then the Anniversary Release will be deemed to be the date the Resale Registration Statement is declared effective by the SEC and (ii) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of Twenty One Capital’s shareholders having the right to exchange their shares of Company Stock for cash, securities or other property.

Services Agreement

Concurrently with the Closing, the Company and Tether entered into the Services Agreement. Under the Services Agreement, Tether will provide Twenty One and its subsidiaries with access to select services. The services will include: information technology services, such as the development and maintenance of IT systems and cybersecurity; legal services related to regulatory compliance, corporate governance, and intellectual property; health, safety, and environmental services; management and commercialization of intellectual property; treasury and risk management, including Bitcoin trading; human resources services like payroll and benefits administration; and investor relations services. These services will be available on an as-needed basis and will be administered under customary commercial terms for such services. The Services Agreement is designed to enhance Twenty One’s operational efficiency and reduce overhead costs during early growth stages. The Services Agreement will remain in effect unless and until terminated by either Tether or Twenty One Capital by providing 30 days’ prior written notice.

Business Combination Agreement

See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments—Business Combination with CEP.”

Governance Agreement

Concurrently with the Closing, the Company, the Sellers and SoftBank entered into the Governance Agreement with respect to all Class A Common Stock and Class B Common Stock that the Sellers and SoftBank beneficially own or own of record now or in the future. The Governance Agreement provides that, among other things, the Company will be incorporated pursuant to the TBOC, and the Company will utilize certain of the controlled company exemptions of its relevant national securities exchange, and also provides guidance as to the selection of the chair of the Company Board, meeting quorum, reserved matters and committees to be established by the Company Board as well as the appointment of the key management team and the corporate policies to be adopted by the Company Board after Closing. The terms of the Governance Agreement are further outlined in the section “Governance of Twenty One Capital” in this Annual Report.

Indemnification Agreements

Concurrently with the Closing, the Company entered into separate indemnification agreements with each of its directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and the advancement of certain expenses incurred by each such director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers.

Item 14. Principal Accountant Fees and Services

Fees Paid Independent Registered Public Accounting Firms

The Company’s principal accountant for 2025 was WithumSmith+Brown, PC. The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm. The Company was incorporated in March 2025, therefore information prior to 2025 is not provided.

2025
Audit Fees(1)	$357,390
Audit Related Fees(2)	$139,575
Tax Fees(3)	—
All Other Fees(4)	—
Total	$496,965

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for tax consulting services and professional services relating to tax compliance, tax planning, and tax advice.

(4)	Other fees consist of fees billed for advisory services that are not included in the above categories.

Approval of Audit and Permissible Non-Audit Services

Our audit committee charter requires the audit committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The audit committee will not approve any services that are not permitted by SEC rules.

The Audit Committee pre-approved all audit and audit related to be performed for us by our independent registered public accounting firm.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements:

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

2.1(1)†	Business Combination Agreement, dated as of April 22, 2025, by and among CEP, CEP Merger Sub, Twenty One Capital, Twenty One, the Sellers and, for certain limited purposes, SoftBank (incorporated by reference to Exhibit 2.1 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of July 26, 2025, by and among CEP, CEP Merger Sub, Twenty One Capital, Twenty One, the Sellers and, for certain limited purposes, SoftBank (incorporated by reference to Exhibit 2.2 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
2.3	Plan of Merger, dated December 4, 2025, between Twenty One Merger Sub D, Cantor Equity Partners, Inc. and the Company (incorporated by reference to Exhibit 2.3 to Twenty One Capital’s Form 8-K filed with the SEC on December 12, 2025)
3.1*	Amended and Restated Certificate of Formation of Twenty One Capital.
3.2	Amended and Restated Bylaws of Twenty One Capital (incorporated by reference to Exhibit 3.2 to Twenty One Capital’s Form 8-K filed with the SEC on December 12, 2025).
4.1	Indenture, dated December 8, 2025, by and among the Company, the Trustee and the Collateral Agent (incorporated by reference to Exhibit 4.1 to Twenty One Capital’s Registration Statement on Form S-1 filed with the SEC on January 5, 2026).
4.2	Form of Convertible Note (included in Exhibit 4.1 hereto).
4.3*	Description of Securities Registered under Section 12 of the Exchange Act
10.1†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.2(1)	Sponsor Support Agreement, dated April 22, 2025, by and among CEP, Sponsor and Twenty One Capital (incorporated by reference to Exhibit 10.2 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.3(1)	Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, by and among the Sponsor, CEP and Twenty One Capital (incorporated by reference to Exhibit 10.15 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.4(1)†	Form of Convertible Notes Subscription Agreement, dated as of April 22, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.4 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
10.5†	Security Agreement, dated December 8, 2025, by and between the Company and Anchorage Digital Bank, N.A. (incorporated by reference to Exhibit 10.9 to Twenty One Capital’s Form 8-K filed with the SEC on December 12, 2025).

10.6†	Form of Equity PIPE Subscription Agreement, dated as of April 22, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.6 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.7(1)	Services Agreement, dated December 8, 2025, by and between Tether and Twenty One Capital (incorporated by reference to Exhibit 10.8 to Twenty One Capital’s Form 8-K filed with the SEC on December 12, 2025).
10.8	Contribution Agreement, dated as of April 22, 2025, by and among Tether, Bitfinex and Twenty One (incorporated by reference to Exhibit 10.8 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.9	Securities Exchange Agreement, dated December 8, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to Twenty One Capital’s Form 8-K filed with the SEC on December 12, 2025).
10.10†	Form of June Equity PIPE Subscription Agreement, dated as of June 19, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.13 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.11(1)	June PIPE Bitcoin Sale and Purchase Agreement, dated as of June 23, 2025, by and among Twenty One Capital, Tether, SoftBank and CEP (incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.12	Amended and Restated Registration Rights Agreement, dated December 8, 2025, by and among Twenty One Capital, CEP, the Sponsor, the Sellers and SoftBank (incorporated by reference to Exhibit 10.7 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025).
10.13	Insider Letter, dated August 14, 2024, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Form 8-K filed with the SEC on December 11, 2025).
10.14	Amendment to Insider Letter, by and among Tether, Sponsor and CEP (incorporated by reference to Exhibit 10.2 to Twenty One Capital’s Form 8-K filed with the SEC on December 11, 2025).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025).
10.16	Twenty One Capital, Inc. 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025)
10.17	Employment Agreement between the Company and Jack Mallers, dated December 8, 2025 (incorporated by reference to Exhibit 10.12 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025)
10.18	Employment Agreement between the Company and Steven Meehan, dated December 8, 2025 (incorporated by reference to Exhibit 10.13 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025)
10.19†	Governance Agreement, dated December 8, 2025, by and among the Company, Tether, Bitfinex and SoftBank (incorporated by reference to Exhibit 10.18 to the Twenty One Capital’s Registration Statement on Form 8-K filed with the SEC on December 12, 2025).
10.20*	Form of Stock Option Grant Notice and Award Agreement under Twenty One Capital, Inc. 2025 Stock Incentive Plan.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries of Twenty One Capital (incorporated by reference to Exhibit 21.1 to Twenty One Capital’s Form S-4 Registration Statement filed with the SEC on September 15, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	SoftBank Purchase Agreement, dated as of April 22, 2025, by and between Tether and SoftBank ((incorporated by reference to Exhibit 10.9 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
99.2(1)†	Amended and Restated SoftBank Sale and Purchase Agreement, dated as of June 23, 2025, by and among Tether and SoftBank ((incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
99.3(1)	Cantor Sale and Purchase Agreement, dated as of October 16, 2025, by and between Tether and Sponsor (incorporated by reference to Exhibit 99.12 to Twenty One Capital’s Form S-4 Registration Statement filed with the SEC on October 17, 2025).
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2026	TWENTY ONE CAPITAL, INC.

	By:	/s/ Jack Mallers
Jack Mallers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of March 31, 2026.

Signature	Title

/s/ Jack Mallers	Chief Executive Officer
Jack Mallers	(Principal executive officer)

/s/ Steven Meehan	Chief Financial Officer
Steven Meehan	(Principal financial officer)

/s/ Paolo Ardoino	Director
Paolo Ardoino

/s/ Zachary Lyons	Director
Zachary Lyons

/s/ Robert “Bo” Hines	Director
Robert “Bo” Hines

/s/ Raphael Zagury	Director
Raphael Zagury

/s/ Jared Roscoe	Director
Jared Roscoe

/s/ Vikas J. Parekh	Director
Vikas J. Parekh

TWENTY ONE CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Twenty One Capital, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Twenty One Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period of March 7, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period of March 7, 2025 (inception) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter – Digital Assets

As disclosed in the consolidated financial statements, the Company held digital assets with a fair value of $3,799,545,125 at December 31, 2025. Significant information and risks related to such digital assets include, but is not necessarily limited to the following:

Risks Related to Ownership

Digital assets are held in wallets that have public keys (e.g., account numbers) and private keys that reside on distributed networks and can be viewed publicly, the ownership of the wallets may not be registered and therefore may be anonymous. Ownership in the currencies residing in any wallet are evidenced only by demonstrating knowledge of both the public key of the virtual wallet holding the currencies and the underlying private key of the cryptocurrencies residing within the virtual wallet. Knowledge of both of these keys is required in order to demonstrate possession of these assets and therefore, ownership, unless these assets are held by a third-party custodian. Accordingly, prior to investing, investors who are directly or indirectly invested in such currencies should carefully evaluate and understand all controls put in place by companies holding such assets on their behalf to understand how their investments are being protected and how inappropriate transfers of such assets are prevented.

Risks Related to Key Security

Digital asset transactions are authorized through the use of encrypted private keys. The Company does not maintain custody of these private keys; rather, its digital assets are held with a custodian that is responsible for safeguarding the cryptographic credentials necessary to access and transact the assets. If an unauthorized party were to obtain access to the Company’s account at the custodian, that party could assert control over the digital assets and execute unauthorized transfers or inappropriately utilize the digital assets as collateral for unauthorized financing.

Risks Related to Market Acceptance

Digital assets may experience significant market volatility, which can significantly vary in a short period of time and can potentially vary between various pricing sources. Digital assets are highly speculative in nature, and have potentially significant risks of ownership, which include, but are not necessarily limited to risks identified herein.

Risks Associated with Majority Control

Since digital assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the digital asset.

As discussed herein, holdings in digital assets are subject to current, emerging and potentially significant risks, including, but not necessarily limited to legal, regulatory, market valuation and proof of ownership risks. Risks are also described in Note 6 to the financial statements. Users of financial statements for entities that are associated with or hold cryptocurrency assets should carefully understand, consider and evaluate these and other risks related to cryptocurrency assets, when making investing decisions in such entities.

Risks Associated With No FDIC or SIPC Protection

The Company’s digital assets are held by a custodian that is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the custodian are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

East Brunswick, New Jersey

March 31, 2026

PCAOB ID Number 100

TWENTY ONE CAPITAL, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2025

Assets
Current Assets:
Cash	$117,702,933
Prepaid expenses and other current assets	378,485
Digital assets - current, at fair value	87,316
Total Current Assets	118,168,734
Other non-current assets	9,250,000
Digital assets - non-current, at fair value	3,799,457,809
Total Assets	$3,926,876,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,481,681
Total Current Liabilities	2,481,681
Convertible notes payable	484,326,591
Total Liabilities	486,808,272

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred Stock; $0.01 par value, 1,000,000 shares authorized; none issued and outstanding at December 31, 2025	-
Class A Common Stock; $0.01 par value, 5,000,000,000 shares authorized; 346,548,153 issued and outstanding at December 31, 2025	3,465,482
Class B Common Stock; $0.01 par value, 500,000,000 shares authorized; 304,842,759 issued and outstanding at December 31, 2025	3,048,428
Additional paid-in capital	3,697,005,091
Accumulated deficit	(263,450,730)
Total Stockholders’ Equity	3,440,068,271
Total Liabilities and Stockholders’ Equity	$3,926,876,543

The accompanying notes are an integral part of these consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 7, 2025 (INCEPTION) TO DECEMBER 31, 2025

Operating expenses:
General and administrative	$14,087,675
Marketing and advertising	469,530
Total operating expenses	14,557,205
Loss from operations	(14,557,205)

Other (expense) income:
Interest expense	(347,481)
Loss on purchase of Bitcoin	(61,234,873)
Change in fair value of digital assets	(141,199,753)
Total other (expense) income, net	(202,782,107)
Loss before provision for income taxes	(217,339,312)

Provision for income taxes	-
Net loss	$(217,339,312)

Weighted average shares of Class A Common Stock	31,413,821
Basic and diluted net loss per Class A Common Stock	$(3.68)
Weighted average shares of Class B Common Stock	27,695,898
Basic and diluted net loss per Class B Common Stock	$(3.68)

The accompanying notes are an integral part of these consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 7, 2025 (INCEPTION) TO DECEMBER 31, 2025

	Member’s Units		Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Units	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at March 7, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A Common stock	1	-	-	-	-	-	(200,000)	200,000	-	-
Retroactive application of Business Combination (See Note 4)	(1)	-	570,886	5,709	570,886	5,709	-	(200,000)	(188,582)	-
Balance at April 30, 2025	-	-	570,886	5,709	570,886	5,709	(200,000)	-	(188,582)	-
Subscription proceeds received	-	-	-	-	-	-	200,000	-	-	200,000
Capital contribution	-	-	-	-	-	-	-	1,000,000	-	1,000,000
Issuance of shares in Business combination	-	-	13,838,251	138,383	-	-	-	(91,368,499)	-	(91,506,882)
Issuance of share pursuant to PIPE Subscription Agreements	-	-	27,857,143	278,571	-	-	-	347,055,417	-	347,333,988
Deemed dividends to Sponsor	-	-	-	-	-	-	-	-	(46,300,000)	(46,300,000)
Contribution of digital assets by the Sellers	-	-	304,281,873	3,042,819	304,281,873	3,042,819	-	3,247,087,417	-	3,253,173,055
Cancellation of Class B Common stock	-	-	-	-	(10,000)	(100)	-	100	-	-
Stock based compensation	-	-	-	-	-	-	-	10,493,658	-	10,493,658
Net Loss	-	-	-	-	-	-	-	-	(217,339,312)	(217,339,312)
Balance as of December 31, 2025	-	$-	346,548,153	$3,465,482	304,842,759	$3,048,428	$-	$3,697,005,091	$(263,450,730)	$3,440,068,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD MARCH 7, 2025 (INCEPTION) TO DECEMBER 31, 2025

Cash flows from Operating Activities:
Net loss	$(217,339,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of digital assets	141,199,753
Loss on purchase of Bitcoin	61,234,873
Amortization of debt issuance cost	27,591
Stock based compensation	10,493,658
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(378,485)
Digital assets	(89,430)
Accounts payable and accrued expenses	2,481,681
Net cash used in operating activities	(2,369,671)

Cash flows from Investing Activities:
Purchase of digital assets	(713,199,992)
Net cash used in investing activities	(713,199,992)

Cash flows from Financing Activities:
Issuance of Class A common stock	200,000
Capital contribution	1,000,000
Proceeds from reverse acquisition, net of transaction costs	82,256,882
Proceeds from Equity PIPE	311,816,714
Proceeds from issuance of convertible notes	437,999,000
Net cash provided by financing activities	833,272,596

Net change in cash	117,702,933
Cash, beginning of the period	-
Cash, end of the period	$117,702,933

Supplemental disclosure of noncash investing and financing activities:
Assets assumed, combined	$9,632,500
Issuance of shares in Business Combination	$91,506,882
Contribution of digital assets by the Sellers	$3,253,173,055
Deemed dividends to Sponsor	$46,300,000
Cancellation of Class B common stock	$100

Supplemental cashflow information:
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

TWENTY ONE CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Twenty One Capital, Inc (the “Company”) was incorporated in Texas on March 7, 2025. The Company is focused exclusively on Bitcoin-related business lines. The Company had four wholly owned subsidiaries that were incorporated in 2025: Twenty One Merger Sub A, Inc., Twenty One Merger Sub B, Inc. and Twenty One Merger Sub C, Inc. were incorporated in Delaware and each of them was dissolved on September 9, 2025 and Twenty One Merger Sub D, Inc. was incorporated in the Caymans Islands.

On April 22, 2025, the Company, Cantor Equity Partners, a Cayman Islands exempted company (“CEP”), Twenty One Merger Sub D, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“CEP Merger Sub”), Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One”), Tether Investments, S.A. de C.V., an El Salvador sociedad anónima de capital variable (“Tether”), iFinex, Inc., a British Virgin Islands company (“Bitfinex” and, together with Tether, the “Sellers”) and, solely for certain limited purposes, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”), entered into a business combination agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”). The transaction was consummated on December 8, 2025 (the “Reverse Recapitalization”) (See Note 4).

Twenty One Capital, Inc. engages in two principal activities: (i) actively accumulating Bitcoin and managing its Bitcoin holdings and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy. In addition, following these initial activities, the Company expects to engage in Bitcoin-centric financial services that would leverage the Bitcoin accumulated by the Company. Preparation for the launch of these consolidated financial services is expected to begin shortly, with launch timing subject to regulatory approvals, market needs and the macroeconomic environment. The Company’s ability to generate revenue sufficient to achieve profitability will depend on its ability to raise capital and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin.

Note 2 — Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a net loss from operations of $217,339,132 for the period from March 7, 2025 (inception) to December 31, 2025. As of December 31, 2025, the Company had an aggregate cash balance of $117,702,933, a net working capital of $115,687,053 and an accumulated deficit of $263,450,730.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs.

The Company received proceeds of $82,256,882 as a result of the Reverse Recapitalization in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Recapitalization.

Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these consolidated financial statements.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the period presented in accordance with GAAP. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, fair value of digital assets, fair value of restricted stock units and recoverability of deferred tax assets. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Segment Information

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating expenses and cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit (“FDIC limit”) of $250,000. Any loss incurred or a lack of access to funds held at financial institutions could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. At December 31, 2025, the Company had an aggregate cash balance of $117,702,933 of which $112,073 is in excess of FDIC limit.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

The Company accounts for certain business combinations that meet the definition of a reverse recapitalization in accordance with ASC 805, Business Combinations, and ASC 810, Consolidation. A reverse recapitalization occurs when the legal acquirer is determined to be the accounting acquiree, and the legal acquiree is determined to be the accounting acquirer.

●	No goodwill or intangible assets are recorded

●	The transaction is treated as a capital transaction in substance

●	The accounting acquirer’s assets and liabilities are carried forward at their historical carrying amounts

●	The accounting acquiree’s net assets are recognized at fair value, if applicable

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, there were no cash equivalents.

Digital Assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time within the Company’s principal market at the measurement date. Changes in fair value are recognized in gain (loss) on fair value of digital assets, in other income (loss) on the consolidated statement of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item gains (loss) on fair value of digital assets.

Digital assets are classified as non current assets if the Company intends to hold the coins past one year and current assets it’s the Company expects to liquidate the coins within one year.

Convertible Notes Payable

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies FASB ASC 470, Debt (“ASC 470”), for the accounting of such instruments, including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

The Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. Issuance fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred in the consolidated statement of operations. The portion of the change in fair value attributable to instrument-specific credit risk, if any, is recognized in other comprehensive income, with the remainder recognized in earnings.

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

For the period from March 7, 2025 (inception) to December 31, 2025, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. At December 31, 2025, potentially dilutive securities include the stock options.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding shares granted to directors, officers and vendors of the Company by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

Recent Accounting Pronouncements, adopted:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard was effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this accounting pronouncement. There was no material effect on the Company’s consolidated financial statements.

Note 4 — Recapitalization

As outlined in Note 1, the Company entered into a Business Combination Agreement on April 22, 2025 which was consummated on December 8, 2025. Upon the consummation of the transactions on December 8, 2025 (the “Closing”), (i) CEP merged with and into CEP Merger Sub, pursuant to the Plan of Merger entered into by CEP Merger Sub, CEP and the Company (the “Plan of Merger”), with CEP Merger Sub continuing as the surviving entity (such surviving entity, the “CEP Surviving Subsidiary,” such transaction, the “CEP Merger”), as a result of which CEP Shareholders received one share of Class A common stock of the Company, par value $0.01 per share (“Class A Stock”) for each Class A ordinary share of CEP, par value $0.0001 per share (“CEP Class A Ordinary Shares”) held by such CEP Shareholder, and (ii) Twenty One Assets merged with and into CEP Merger Sub C, Inc., a Delaware corporation and an indirect subsidiary of CEP (“Company Merger Sub”), with Company Merger Sub continuing as the surviving company (such surviving company, the “Company Surviving Subsidiary,” such transaction, the “Company Merger” and the Company Merger together with the CEP Merger, the “Mergers”), as a result of which the Sellers received shares of Class A Stock and Class B common stock of the Company, par value $0.01 per share (“Class B Stock”) in exchange for their membership interests in Twenty One Assets. Immediately following completion of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), CEP Surviving Subsidiary and Company Surviving Subsidiary became wholly owned subsidiaries of the Company and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

In addition, on April 22, 2025, the Company and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in the Company by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) (See Note 7).

On April 22, 2025, the Company and CEP also entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), who have agreed to make a private investment in CEP by purchasing 20,000,000 CEP Class A Ordinary Shares (the “April Equity PIPE Shares”) for $200 million in the aggregate, which includes the value of an aggregate of 259.2396 Bitcoin (the “April In-Kind PIPE Bitcoin”) invested by certain April Equity PIPE Investors instead of cash (the “April Equity PIPE” and together with the Convertible Notes PIPE, the “April PIPE Investments”). The discrepancy from previously disclosed  347.6168 Bitcoin is due to a clerical error for an investor who had elected to subscribe in cash, not Bitcoin, at the time of signing its April Equity PIPE Subscription Agreement. At Closing, Tether contributed the difference of 88.3771 Bitcoin to Pubco for a price of $7.5 million, being the subscription amount of the investor mentioned above. On June 19, 2025, CEP and the Company entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors,” together with the April Equity PIPE Investors and the Convertible Note Investors, the “PIPE Investors”), pursuant to which CEP agreed to issue, and the June Equity PIPE Investors agreed to purchase, 7,857,143 CEP Class A ordinary shares (the “June Equity PIPE Shares”) for an aggregate purchase price of $165 million ($21.00 per share), which includes the value of an aggregate of 132.9547 Bitcoin (the “June In-Kind PIPE Bitcoin” and together with the April In-Kind PIPE Bitcoin, the “In-Kind PIPE Bitcoin”) invested by certain June Equity PIPE Investors instead of cash (the “June Equity PIPE,” together with the April Equity PIPE, the “Equity PIPEs,” and collectively with the Convertible Notes PIPE, the “PIPE Investments”). The April Equity PIPE Investors and June Equity PIPE Investors confirmed, at the time of entering into their respective subscription agreements, the amounts, if any, that they will contribute as In-Kind PIPE Bitcoin. At the Closing, the Company issued 20,000,000 shares of Class A Stock to the April Equity PIPE Investors and 7,857,143 shares of Class A Stock to the June Equity PIPE Investors.

Pursuant to the Business Combination Agreement, (i) Tether purchased 4,812.220927 Bitcoin (the “Initial PIPE Bitcoin”) for an aggregate purchase price of $458.7 million (the “Initial PIPE Net Proceeds”), being equal to the aggregate gross cash proceeds of the Initial Convertible Notes PIPE and the April Equity PIPE less a holdback of $52 million, and, at Closing, Tether sold the Initial PIPE Bitcoin to the Company for an amount equal to the Initial PIPE Net Proceeds, and (ii) Tether purchased 917.47360612 Bitcoin (the “Option PIPE Bitcoin”) for an aggregate purchase price of $99.5 million (the “Option PIPE Net Proceeds”), being equal to the gross proceeds of the Option Notes less a holdback of $500,000, and, at Closing, Tether sold the Option PIPE Bitcoin to the Company at a purchase price equal to the Option PIPE Net Proceeds, in exchange for additional shares of Class A Stock and Class B Stock.

On June 23, 2025, Tether, the Company, SoftBank and, solely for certain limited purposes, CEP, entered into a sale and purchase agreement (the “June PIPE Bitcoin Sale and Purchase Agreement”), pursuant to which Tether has purchased 1,381.15799423 Bitcoin (the “June PIPE Bitcoin” and together with the Initial PIPE Bitcoin and the Option PIPE Bitcoin, the “PIPE Bitcoin”) for an aggregate purchase price of approximately $147.5 million (the “June PIPE Net Proceeds”) being the aggregate gross cash proceeds of the June Equity PIPE less a holdback of $3.3 million. At the closing of the Business Combination and upon the funding of the June Equity PIPE, the Company purchased from Tether the June PIPE Bitcoin for an aggregate price equal to the June PIPE Net Proceeds.

The sale of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the June PIPE Bitcoin by Tether to the Company are referred to herein as the “PIPE Bitcoin Sale.” The Company paid $713,199,992 and recorded a loss on the purchase of $61,234,873 which is included in loss on sale of derivatives on the consolidated statement of operations.

Pursuant to the Business Combination Agreement, Tether agreed to purchase a number of Bitcoin equal to the Additional PIPE Bitcoin, if the sum of the Initial PIPE Bitcoin and the Option PIPE Bitcoin is less than 10,500 Bitcoin. Tether purchased the Additional PIPE Bitcoin and immediately prior to Closing, Tether contributed the Additional PIPE Bitcoin to the Company at Closing (such contribution, the “Additional PIPE Bitcoin Sale”) in exchange for additional shares of Class A Stock and Class B Stock.

Contemporaneously with the execution of the Business Combination Agreement, Tether, Bitfinex and Twenty One Assets entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which, immediately prior to the Closing, Tether and Bitfinex will contribute to Twenty One Assets 24,500 Bitcoin and 7,000 Bitcoin, respectively, in exchange for an aggregate contribution of 31,500 Bitcoin (i) in the case of Tether, 208 class A common membership interests of Twenty One Assets (“Twenty One Assets Class A Interests”) and 208 class A common membership interests of Twenty One Assets (“Twenty One Assets Class B Interests”), and (ii) in the case of Bitfinex, 59 Twenty One Assets Class A Interests and 59 Twenty One Assets Class B Interests.

Concurrently with the signing of the Business Combination Agreement, (i) CEP, the Company and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, the Company and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing (See Note 7). At Closing, total Convertible Notes issued were $486.5 million.

The Sponsor Support Agreement also provides that, among other things, (i) the Sponsor will vote its CEP Class A Ordinary Shares, and its Class B ordinary shares of CEP, par value $0.0001 per share (“CEP Class B Ordinary Shares” and, together with the CEP Class A Ordinary Shares, the “CEP Ordinary Shares”) in favor of the adoption and approval of the Business Combination Agreement and the Business Combination and each of the other proposals to be approved by CEP Shareholders at the Meeting (the “CEP Shareholder Approval Matters”), (ii) the Sponsor will vote its CEP Ordinary Shares against any alternative transactions, (iii) the Sponsor will comply with the restrictions imposed by the letter agreement, dated as of August 12, 2024, by and among CEP, the Sponsor and the then current directors and executive officers of CEP (the “Insider Letter”), including with respect to the restrictions on transfer and redemption of CEP Ordinary Shares in connection with the Business Combination, (iv) prior to the Closing, the Sponsor will amend the Insider Letter to reduce the post-Closing lock-up period applicable to the shares of Class A Stock received by the Sponsor in exchange for its CEP Class B Ordinary Shares (the “Founder Shares”) from 12 months to six months, and (v) subject to and conditioned upon the Closing, any loans outstanding from the Sponsor to CEP shall be repaid as follows: (a) with respect to the amended and restated promissory note, dated November 5, 2024, and effective as of August 12, 2024 (the “Sponsor Loan”), the aggregate amount owed by CEP, as set forth on the pre-Closing statement to be delivered by CEP prior to the Closing (the “CEP Pre-Closing Statement”), will be automatically converted, immediately prior to the CEP Merger, into CEP Class A Ordinary Shares at $10.00 per share, and that upon the issuance and delivery of such CEP Class A Ordinary Shares to the Sponsor, the Sponsor Loan will be deemed satisfied in full, provided, however, that the portion of the Sponsor Loan that is drawn by or on behalf of CEP to pay for any fees, costs or expenses of the U.S. Securities and Exchange Commission (the “SEC”) or Nasdaq pursuant to the Business Combination Agreement will be repaid in cash at the Closing in accordance with the Business Combination Agreement and (b) with respect to all other loans of the Sponsor to CEP, all amounts outstanding thereunder as of the Closing, as set forth on the CEP Pre-Closing Statement, will be repaid in cash at the Closing in accordance the Business Combination Agreement.

On June 25, 2025, the Company, CEP and the Sponsor entered into the Sponsor Support Agreement Amendment, pursuant to which the Sponsor has agreed to forfeit a number of CEP Class A Ordinary Shares it receives upon conversion of its CEP Class B Ordinary Shares so that such number of CEP Class A Ordinary Shares retained by the Sponsor equals the lesser of (a) 25% of the sum of the number of Public Shares not subject to redemption in connection with the Closing and the number of CEP Class A Ordinary Shares issued in the Equity PIPE and (b) the sum of (i) 7,084,804 and (ii) 1.5% of the gross proceeds received by the Company and CEP pursuant to the April PIPE Investments, divided by $10.00.

Contemporaneously with the execution of the Business Combination Agreement, Tether and SoftBank entered into a sale and purchase agreement, as amended and restated on June 23, 2025, pursuant to which, among other things, immediately following the Closing, Tether transferred to SoftBank an equal number of shares of Class A Stock and Class B Stock, and SoftBank paid Tether consideration calculated based on a formula described thereunder.

On April 22, 2025, along with the Business Combination Agreement, Tether, Bitfinex and SoftBank entered into the Governance Term Sheet, which set out the main terms upon which the Company will prepare the Proposed Organizational Documents, which will be adopted at or prior to Closing. At Closing, Tether, Bitfinex and SoftBank entered into the Governance Agreement, which implements the terms of the Governance Term Sheet. Pursuant to the Governance Agreement, the Company issued two (2) classes of shares of common stock of the Company, with different voting and economic rights attached to them. The shares of Class A Stock have no voting rights other than as required by applicable law, until all shares of Class B Stock are canceled, whereas, holders of shares of Class B Stock are entitled to one vote per share. Once all shares of Class B Stock are canceled, holders of Class A Stock will acquire full voting rights. Holders of Class A Stock will be entitled to receive distributions in proportion to the number of shares of Class A Stock held by them, whereas, holders of Class B Stock will not have any economic rights. In addition, the shares of Class A Stock will be listed for trading and will be freely transferable, subject to the terms of the Lock-Up Agreements, the Insider Letter and any restrictions pursuant to applicable laws. The shares of Class B Stock will not be listed or freely transferable, except to Affiliates. The parties agreed to take all necessary action so that effective as of the Closing, the board of directors of the Company will consist of seven individuals, six of which are to be designated by the Sellers and SoftBank, with the final director to be the chief executive officer of the Company.

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement, which amends the Business Combination Agreement, among other things, to provide that the Additional PIPE Bitcoin Purchase Price used to determine the value of Tether’s contribution of the Additional PIPE to the Company at the Closing and the number of shares of Class A Stock and Class B Stock to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to the Company shall be $84,863.57, which is equal to the average Bitcoin price for the ten-day period ending April 21, 2025, the day prior to the date of the Business Combination Agreement (the “Signing Bitcoin Price”), rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.

Concurrently with the Closing, Tether, Bitfinex and SoftBank each entered into a Lock-Up Agreement with the Company, pursuant to which each Seller and SoftBank agreed that the shares of Class A Stock received by each Seller and the shares of Class A Stock transferred by Tether to SoftBank will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

Concurrently with the Closing, CEP, the Company, the Sponsor, each Seller and SoftBank entered into an Amended and Restated Registration Rights Agreement that amended and restated the registration rights agreement, dated as of August 12, 2024, by and between CEP and the Sponsor.

Concurrently with the Closing, the Company and Tether entered into a Services Agreement, pursuant to which Tether agreed to provide, or cause to be provided, certain services to the Company and its subsidiaries in exchange for a services fee in the amount of $30,000 per calendar quarter or such other amount as may be agreed by the parties thereto.

Each holder of shares of Class A Stock have no voting rights except as required by the Texas Business Organizations Code (“TBOC), until all shares of Class B Stock are canceled. Once all shares of Class B Stock are canceled, holders of Class A Stock will acquire full voting rights. Each holder of shares of Class B Stock will be entitled to one vote for each share of Class B Stock held of record by such holder on all matters on which stockholders are generally entitled to vote.

The price per share of Class A Stock is $10.00 per share for (i) Public Shareholders, (ii) the April Equity PIPE Investors, (iii) the Sponsor and its Affiliates, (iv) the directors and officers of CEP, (v) the Sellers and (vi) SoftBank, and $21.00 per share for the June Equity PIPE Investors. The value of the consideration that the Public Shareholders are each receiving in connection with the Business Combination is thus $10.00 per share.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, CEP was treated as the acquired company for financial reporting purposes, and Twenty One Assets was the accounting acquirer. Accordingly, the Business Combination was treated as the equivalent of Twenty One Assets issuing stock for the net assets of CEP, accompanied by a recapitalization. The net assets of CEP were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Twenty One Assets combined with the Company.

Transaction Proceeds

Upon closing of the Reverse Recapitalization, the Company received gross proceeds of $81,874,382 from the Reverse Recapitalization. The following table reconciles the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the consolidated statement of changes stockholders’ equity the period from March 7, 2025 (inception) to December 31, 2025.

Cash-trust and cash, net of redemptions	$106,014,455
Less: transaction costs paid	(23,757,573)
Net payout in Reverse Recapitalization	82,256,882

Add: Prepaid assets acquired	9,250,000
Reverse Recapitalization, net	$91,506,882

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were:

CEP Class A common stock, outstanding prior to the Recapitalization	13,839,847
Less: Redemption of CEP Class A common stock	(1,596)
Class A common stock of CEP	13,838,251
CEP Class B common stock, outstanding prior to the Recapitalization	-
Reverse Recapitalization shares	13,838,251
Cancellation of Class B Common Stock	(10,000)
Shares issued in connection to PIPE subscriptions	27,857,143
Twenty One Capital, Inc Shares	609,705,518
Common Stock immediately after the Recapitalization	651,390,912

The number of Twenty One Capital Inc.’s shares was determined as follows:

	Twenty One Assets Units	Twenty One Capital Inc. Shares
Class A Common Stock	267	304,852,759
Class B Common Stock	267	304,852,759
Total	534	609,705,518

In exchange, each unit of Twenty One Assets was converted into 1,141,771 shares of the Company’s common stock.

Note 5 — Other Non Current Assets

On April 23, 2025, the Company and CEP entered into a letter agreement (the “Letter Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”) Pursuant to the Letter Agreement, during the 24 months after April 23, 2025, the Company may engage CF&Co. to provide capital markets advisory or other non-financial advisory services up to $9,250,000. In return for these future services, the Company prepaid CF&Co. for those services at the close of the Reverse Recapitalization. For the period from the execution of the agreement to December 31, 2025, CF&Co. did not incur any expenses under this agreement. The balance of $9,250,000 is included in other non current assets at December 31, 2025 on the consolidated balance sheet.

Note 6 — Digital Assets

At the close of the Reverse Recapitalization, the Company held 43,514 Bitcoins pursuant to the April and June Equity Pipe Subscription Agreements, Convertible Notes Subscription Agreements and the Contribution Agreements (See Note 4).

The following table presents the Company’s significant crypto currencies holdings as of December 31, 2025: The following table presents the Company’s significant crypto currencies holdings as of December 31, 2025:

	Unit	Cost Basis	Fair Value
Bitcoin	43,515	$3,692,852,376	$3,799,545,125
	43,515	$3,692,852,376	$3,799,545,125

The following table presents the Company’s significant crypto currencies movements for the period March 7, 2025 to December 31, 2025:

	Number	Amount
Balance at March 7, 2025 (inception)	-	$-
Contribution of digital assets by the Sellers	35,922	3,253,173,054
PIPE Investors	392	35,517,275
Purchase of digital assets	7,201	713,289,422
Loss on purchase of Bitcoin	-	(61,234,873)
Change in fair value	-	(141,199,753)
Balance at December 31, 2025	43,515	$3,799,545,125

The vast majority of the Company’s assets are concentrated in its Bitcoin holdings. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decrease in the price of bitcoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding bitcoin also exposes it to counterparty risks with respect to the custody of its bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

Since digital assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the digital asset.

Crypto assets are not insured or protected under the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Company (“SIPC”). Accordingly, with respect to its Bitcoin investment, the Company does not enjoy the protections of other assets covered by the FDIC or SIPC.

Note 7 — Convertible Notes Payable

As outlined in Note 4, on April 22, 2025, the Company and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in the Company by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) with an aggregate principal amount of $340.2 million (the “Subscription Notes” and such subscription, the “Initial Convertible Notes PIPE” and together with the option for the Option Notes (as defined below), the exchange for the Exchange Notes (as defined below) and any issuance of the Engagement Letter Notes (as defined below), the “Convertible Notes PIPE”). Pursuant to the Convertible Notes Subscription Agreements, the Company granted the Convertible Note Investors an option to purchase up to an aggregate of $100 million additional principal amount of Convertible Notes (the “Option Notes”) at any time before May 22, 2025 (the “Option Period”) on a pro rata basis based on such Convertible Note Investor’s participation in the Initial Convertible Notes PIPE, which Option Notes were fully subscribed for by the Convertible Note Investors and the Sponsor (the “Option”). In connection therewith, on May 22, 2025, the Sponsor entered into a subscription agreement (the “Sponsor Convertible Notes Subscription Agreement”) on substantially the same terms as the Convertible Notes Subscription Agreements with respect to its pro rata allotment of the Option Notes. At the Closing, the Company issued $486.5 million of Convertible Notes to the Convertible Notes Investors and the Sponsor.

Concurrently with the signing of the Business Combination Agreement, (i) CEP, the Company and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, the Company and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing, pursuant to which Sponsor will exchange a number of its shares of Class A Common Stock as determined in accordance with the Securities Exchange Agreement (the “Exchange Shares”) in exchange for Convertible Notes (the “Exchange Notes”) equal in value to the product of (1) the total number of the Exchange Shares multiplied by (2) $10.00 per share, and (ii) the Company, CEP and CF&Co. entered into an engagement letter (as amended by the amendment thereto, dated as of June 25, 2025, the “PIPE Engagement Letter”), pursuant to which, among other matters, CF&Co. may receive Convertible Notes (the “Engagement Letter Notes”), such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement (as defined below), (ii) 1.5% of the gross proceeds received by the Company and CEP pursuant to the April PIPE Investments, subject to certain adjustments and (iii) $98,963 in additional consideration. At Closing, the Sponsor exchanged 4,630,000 shares of Class A Stock for Exchange Notes with an aggregate principal amount of $46,300,000 and CF&Co. did not receive any Engagement Letter Notes. With the inclusion of the Subscription Notes, Option Notes, Exchange Notes and Engagement Letter Notes, the total aggregate principal value of the Convertible Notes at the Closing of the Reverse Recapitalization was $486.5 million.

Convertible Note Investors has the right, at their option, during certain periods and upon the occurrence of certain conditions prior to the close of business on the second trading day immediately preceding the maturity date of the Convertible Notes, to convert any Convertible Note or portion thereof that is $1,000 or an integral multiple thereof, into cash, shares of Common Stock or a combination of cash and shares of Common Stock, as applicable, at the conversion rate equal to the Convertible Note amount divided by $10 ( the “Conversion Price”) multiples by 130% (the “Conversion Premium”).

The Convertible Notes are accounted for as a single liability measured at amortized costs. The transaction costs of $2,201,000 related to issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the Convertible Notes is 1.09% . For the period from March 7, 2025 to December 31, 2025, $319,890 of interest expenses and $27,591 of amortized debt issuance costs are included in interest expense on the accompanying consolidated balance sheet. At December 31, 2025, the Convertible Notes balance of $484,326,591 on the accompanying consolidated balance sheet, includes $2,173,409 of unamortized debt issuance costs. At December 31, 2025, total unpaid interest expense of $319,890 is included in accounts payable and accrued expenses on the accompanying balance sheet.

Note 8 — Related Party Transactions

During the period from March 7, 2025 (inception) to December 31, 2025 and prior to the Closing, Twenty One Assets advanced a total of $15,600 to cover operating costs. These amounts were due on demand. At the Close of the Reverse Recapitalization, the balance of $15,600 was assumed and at December 31, 2025, the balance of $15,600 is eliminated in consolidation.

Note 9 — Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Total fair value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets:
Digital Assets	$3,799,545,125	$3,799,545,125	—	—

Note 10 — Stockholder’s Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 5,000,000,000 shares of Class A common stock with par value of $0.01 each. As of December 31, 2025, there were 346,548,153 shares of Class A Common Stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 500,000,000 shares of Class B common stock with par value of $0.01 each. As of December 31, 2025, there were 304,842,759 shares of Class B Common Stock issued and outstanding.

Stock Options

On December 8, 2025, the Company entered into two employment agreements, pursuant to which the Company granted 13,120,888 options to employees with vesting periods of 4 or 5 years, respectively and exercise price of $14.43, of which 6,089,634 were time based and 7,031,254 were performance based. The options has vesting periods of 4 years and 5 years and expire in 10 years. The performance conditions were not met at December 31, 2025 and therefore no stock based compensation was expensed on these options. For the period March 7, 2025 to December 31, 2025, total stock-based compensation related to the time based options was $10,493,658 and included in general and administrative expense on the accompanying consolidated statement of operations.

The assumptions used in the Black-Scholes model are set forth in the table immediately below:

December 8, 2025
Exercise price	$14.43
Risk-free interest rate	3.81%
Volatility	90.0%
Expected life (years)	7.00
Dividend yield	0.0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at March 7, 2025	-	$-	$-
Granted	13,120,888	14.43	4.18
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2025	13,120,888	$14.43	$4.18

At December 31, 2025, the outstanding options had no intrinsic value and no options were vested and exercisable. The weighted average fair value of options granted for the period from March 7, 2025 inception to December 31, 2025 was $11.5.

The Company will recognize the remaining total stock-based compensation of $59,464,057 in future periods as follows:

Year	Amount
2026	$13,991,544
2027	13,991,544
2028	13,991,544
2029	13,991,544
Thereafter	3,497,881
Total	$59,464,057

Note 11 — Income Tax

The Company’s net deferred tax assets as of December 31, 2025 are as follows:

December 31,
2025
Deferred tax assets:
Stock based compensation	$12,117
Change in fair value of digital assets	29,651,948
Loss on purchase of Bitcoin	12,859,323
Net operating loss carryforwards	926,316
Total deferred tax assets	43,449,705
Valuation allowance	(43,449,705)
Deferred tax assets, net valuation allowance	-

As of December 31, 2025, the Company had federal net operating loss carryforwards of $4,411,028 which may be available to reduce future taxable income, and may be carried forward indefinitely. At December 31, 2025, the Company had no available state operating loss carryforwards no general business tax credit carryforwards available to reduce future tax liabilities.

In accordance with FASB ASC Topic 740, Accounting for Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, change in fair value of digital assets and share-based compensation. The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $43,449,705 has been established at December 31, 2025.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2025
Pre-tax book loss	$(217,339,312)
U.S. federal statutory income tax rate	$(45,641,256)	21.0%
State tax benefit (expense), net of federal benefit	-	0.0%
Stock based compensation	2,191,551	(1.0)%
Change in valuation allowance	(43,449,705)	(20.0)%
Income tax provision	$-	0.0

The Company had no unrecognized tax benefits or related interest and penalties accrued for the period March 7, 2025 (inception) to December 31, 2025. The Company did not make any payments of income taxes to any state for the period from March 7, 2025 (inception) to December 31, 2025.

The Company is subject to U.S. federal income tax and Texas state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax year 2025; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the period from March 7, 2025 (inception) to December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

Note 12 — Commitments and Contingencies

The Company enters into contractual relationships that contain many indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s financial statements.

The Company may from time to time be involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows.

True-up restricted stock options

As outlined in Note 10, the Company entered into two employment agreements with officers on December 8, 2025. Pursuant to the employment agreements, the officers are entitled to true-up restricted stock units (the “True-up RSUs”) if the fair market value of the shares of class A common stock of the Company on grant date of the options is higher than the April 22, 2025 stock price of CEP. At December 31, 2025, the officers were entitled to 3,464,351 True-up RSUs which were not granted at that date.

Note 13 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews operating expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (less than a year). The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All of the Company’s operating expenses, which consist of general and administrative expenses, relate to this single operating segment as reported on the statement of operations, and are the significant segment expenses provided to the CODM on a regular basis.

For the period from March 7, 2025 (inception) to
December 31,
2025
General and administrative	$14,087,675
Marketing and advertising	$469,530
Total other expense, net	$202,782,107

Note 14 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events, except as stated below, that would have required adjustment or disclosure in the consolidated financial statements.

Modifications to CFO Option Award Agreement

As previously disclosed in Note 10, on December 8, 2025, the Company entered into employment agreements with officers including the CFO (the “CFO Employment Agreement”). Pursuant to the CFO Employment Agreement, on December 8, 2025, the CFO and the Company entered into an option award agreement, where the CFO received an award (the “CFO Initial Award”) of stock options to purchase 941,620 shares of  Class A common stock of the Company, par value $0.01 per share (“Class A Common Stock”), with an exercise price of $14.43 per share (the “Prior Option Award Agreement”).

On January 2, 2026, the CFO and the Company entered into a new option award agreement (the “CFO Amended Option Award Agreement”), which superseded and replaced the Prior Option Award Agreement. Pursuant to the CFO Amended Option Award Agreement, on January 2, 2026, the CFO received an award of stock options to purchase 970,201 shares of Class A Common Stock, with an exercise price of $14.43 per share (such award, the “CFO Amended Award”). Of the CFO Amended Award, options covering 796,951 shares of Class A Common Stock are subject to service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Time-Based Award”), and options covering 173,250 shares of Class A Common Stock are subject to both performance-based vesting conditions and service-based vesting conditions (such portion of the CFO Amended Award, the “CFO Performance-Based Award”).

The CFO Time-Based Award will vest as follows: (x) 25% of the CFO Time-Based Award will vest on April 1, 2026, and (y) the remaining 75% of the CFO Time-Based Award will vest quarterly in equal installments between April 1, 2026 and April 1, 2029, in each case, subject to the CFO’s continued employment through the applicable vesting date. The CFO Performance-Based Award will vest annually in 4 equal tranches on each of the first 4 anniversaries of April 1, 2025, starting on April 1, 2026, and each such tranche will vest subject to (x) the CFO’s continued employment through the applicable performance vesting date; and (y) the satisfaction of each of the following performance conditions during the applicable vesting year, as determined by the Board in good faith: (i) the annual operating budget of the Company shall be within 10% of estimates as approved by the Board; (ii) the Company shall have an unqualified audit of financials, and an unqualified internal controls audit; (iii) there is no loss or misappropriation of, or loss of access to, the Company’s or its subsidiaries’ digital assets (including any digital assets held by a custodian or other third-party on behalf of the Company or its subsidiaries), excluding a loss or loss of access where the Board’s actions materially contributed to such loss or loss of access; and (iv) the growth rate in Bitcoin per share of Class A Common Stock on a fully diluted basis is at least 15% between the Closing Date and the applicable performance vesting date.

In the event that the CFO is terminated by the Company without cause or if the CFO resigns for good reason, the CFO will be entitled to exercise the portion of the CFO Amended Award that has vested as of such termination, to the extent not exercised, in accordance with the CFO Amended Option Award Agreement. The remaining portion of the CFO Amended Award will be canceled and forfeited as of the termination date, with no consideration to the CFO.

In the event that a change in control occurs, and the CFO Amended Award, to the extent outstanding, is not assumed or substituted in connection therewith by the successor of the Company, the CFO Amended Award will vest in full and become exercisable immediately prior to the consummation of the change in control.