Form 10-Q
period 2026-03-31
Twenty One Capital, Inc.
filed 2026-05-13
CIK 2070457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-42977

TWENTY ONE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Texas	36-2506682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(206) 552-9859
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	XXI	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, there were 346,807,836 shares of its Class A common stock, par value $0.01 per share and 304,842,759 shares of its Class B common stock par value $0.01 per share, were issued and outstanding.

TWENTY ONE CAPITAL, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control) and others listed in this Report, in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025 (“2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, and in our other filings with the SEC may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “assumption” or “judgment” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	financial results or strategies regarding the Company,

●	statements regarding the anticipated benefits of the Business Combination,

●	the assets held by the Company,

●	the price and volatility of Bitcoin,

●	Bitcoin’s growing prominence as a digital asset and as the foundation of a new financial system,

●	the Company’s listing on the New York Stock Exchange,

●	the macro and political conditions surrounding Bitcoin,

●	the planned business strategy including the Company’s ability to develop a corporate architecture capable of supporting financial products built with and on Bitcoin and future innovations that will replace legacy financial tools with Bitcoin-aligned alternatives,

●	the Company’s ability to grow its Bitcoin per share, and Bitcoin return rate,

●	the Company’s ability to build Bitcoin financial services and build on top of Bitcoin with high-margin, high-growth cash flow opportunities,

●	the Company’s ability to give its shareholders Bitcoin exposure to participate in Bitcoin in the capital markets plans and use of proceeds as well as any potential future capital raises,

●	objectives of management for future operations of the Company, including any potential transactions with Strike and Elektron,

●	the upside potential and opportunity for investors,

●	the Company’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends, and

●	future financial condition and performance and expected financial impacts of the Business Combination.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in our 2025 Form 10-K and other SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report, our 2025 Form 10-K and other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events or information as of the date of this Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash	$114,057,427	$117,702,933
Prepaid expenses and other current assets	8,659,166	378,485
Digital assets - current, at fair value	-	87,316
Total Current Assets	122,716,593	118,168,734
Other non-current assets	424,651	9,250,000
Digital assets - non-current, at fair value	2,951,638,847	3,799,457,809
Total Assets	$3,074,780,091	$3,926,876,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	4,865,855	2,481,681
Total Current Liabilities	4,865,855	2,481,681
Convertible notes payable	484,434,554	484,326,591
Total Liabilities	489,300,409	486,808,272

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred Stock; $0.01 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A Common Stock; $0.01 par value, 5,000,000,000 shares authorized; 346,548,153 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3,465,482	3,465,482
Class B Common Stock; $0.01 par value, 500,000,000 shares authorized; 304,842,759 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3,048,428	3,048,428
Additional paid-in capital	3,702,108,460	3,697,005,091
Accumulated deficit	(1,123,142,688)	(263,450,730)
Total Stockholders’ Equity	2,585,479,682	3,440,068,271
Total Liabilities and Stockholders’ Equity	$3,074,780,091	$3,926,876,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Operating expenses:
General and administrative	$10,463,888
Marketing and advertising	105,000
Total operating expenses	10,568,888
Loss from operations	(10,568,888)

Other (expense) income:
Interest expense	(1,307,552)
Interest income	265
Gain on disposal of digital asset	3,180
Change in fair value of digital assets	(847,818,963)
Total other (expense) income, net	(849,123,070)
Loss before provision for income taxes	(859,691,958)

Provision for income taxes	-
Net loss	$(859,691,958)

Weighted average shares of Class A Common Stock	346,548,153
Basic and diluted net loss per Class A Common Stock	$(1.32)
Weighted average shares of Class B Common Stock	304,842,759
Basic and diluted net loss per Class B Common Stock	$(1.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	346,548,153	$3,465,482	304,842,759	$3,048,428	$3,697,005,091	$(263,450,730)	$3,440,068,271
Stock based compensation	-	-	-	-	5,103,369	-	5,103,369
Net Loss	-	-	-	-	-	(859,691,958)	(859,691,958)
Balance as of March 31, 2026	346,548,153	$3,465,482	304,842,759	$3,048,428	$3,702,108,460	$(1,123,142,688)	$2,585,479,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(859,691,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of digital asset	(3,180)
Change in fair value of digital assets	847,818,963
Amortization of debt issuance cost	107,963
Non-cash interest expense	1,199,589
Amortization of Cantor prepaid	2,086,327
Stock based compensation	5,103,369
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(1,538,480)
Digital assets	87,316
Accounts payable and accrued expenses	1,184,585
Net cash used in operating activities	(3,645,506)

Net change in cash	(3,645,506)
Cash, beginning of the period	117,702,933
Cash, end of the period	$114,057,427

Supplemental cashflow information:
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Twenty One Capital, Inc (the “Company”) was incorporated in Texas on March 7, 2025. The Company is focused exclusively on Bitcoin-related business lines. The Company had four wholly owned subsidiaries that were incorporated in 2025: Twenty One Merger Sub A, Inc., Twenty One Merger Sub B, Inc. and Twenty One Merger Sub C, Inc. were incorporated in Delaware and each of them was dissolved on September 9, 2025 and Twenty One Merger Sub D, Inc. was incorporated in the Cayman Islands.

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

Note 2 - Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a net loss of $859,691,958 for the three months ended March 31, 2026. As of March 31, 2026, the Company had an aggregate cash balance of $114,057,427, a net working capital of $117,850,738 and an accumulated deficit of $1,123,142,688.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs.

The Company received net proceeds of $82,256,882 as a result of the Reverse Recapitalization in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Recapitalization.

Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the period from March 7, 2025 (inception) to December 31, 2025 and footnotes thereto filed with the SEC on March 31, 2026. There were no activities for the period from March 7, 2025 (inception) to March 31, 2025 and therefore comparative unaudited condensed consolidated statement of operations and cash flows for the period from March 7, 2025 (inception) to March 31, 2025 are excluded.

All amounts referred to in the notes to the condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, fair value of digital assets and fair value of restricted stock units. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit (“FDIC limit”) of $250,000. Any loss incurred or a lack of access to funds held at financial institutions could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. As at March 31, 2026, the Company had an aggregate cash balance of $114,057,427 of which $112,073, respectively is in excess of FDIC limit. At December 31, 2025, the Company had an aggregate cash balance of $117,702,933 of which $0 is in excess of FDIC limit.

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

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, there were no cash equivalents.

Digital Assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time within the Company’s principal market at the measurement date. Changes in fair value are recognized in gain (loss) on fair value of digital assets, in other income (loss) on the unaudited consolidated statement of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within the same line item gains (loss) on fair value of digital assets.

Digital assets are classified as non current assets if the Company intends to hold the coins past one year and current assets if the Company expects to liquidate the coins within one year.

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

The Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. Issuance fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred in the unaudited condensed consolidated statement of operations. The portion of the change in fair value attributable to instrument-specific credit risk, if any, is recognized in other comprehensive income, with the remainder recognized in earnings.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Income and losses are shared pro rata between the two classes of shares. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Loss per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the three months ended March 31, 2026, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. For the three months ended March 31, 2026, potentially dilutive securities include the stock options.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Stock Based Compensation

The Company complies with ASC 718, Compensation - Stock Compensation, regarding shares granted to directors, officers and vendors of the Company by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Recent Accounting Pronouncements:

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 4 - Recapitalization

As outlined in Note 1, the Company entered into a Business Combination Agreement on April 22, 2025 which was consummated on December 8, 2025. Upon the consummation of the transactions on December 8, 2025 (the “Closing”), (i) CEP merged with and into CEP Merger Sub, pursuant to the Plan of Merger entered into by CEP Merger Sub, CEP and the Company (the “Plan of Merger”), with CEP Merger Sub continuing as the surviving entity (such surviving entity, the “CEP Surviving Subsidiary,” such transaction, the “CEP Merger”), as a result of which CEP Shareholders received one share of Class A common stock of the Company, par value $0.01 per share (“Class A Common Stock”) for each Class A ordinary share of CEP, par value $0.0001 per share (“CEP Class A Ordinary Shares”) held by such CEP Shareholder, and (ii) Twenty One Assets merged with and into CEP Merger Sub C, Inc., a Delaware corporation and an indirect subsidiary of CEP (“Company Merger Sub”), with Company Merger Sub continuing as the surviving company (such surviving company, the “Company Surviving Subsidiary,” such transaction, the “Company Merger” and the Company Merger together with the CEP Merger, the “Mergers”), as a result of which the Sellers received shares of Class A Common Stock and Class B common stock of the Company, par value $0.01 per share (“Class B Common Stock”) in exchange for their membership interests in Twenty One Assets. Immediately following completion of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Business Combination”), CEP Surviving Subsidiary and Company Surviving Subsidiary became wholly owned subsidiaries of the Company and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

In addition, on April 22, 2025, the Company and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in the Company by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) (See Note 7).

On April 22, 2025, the Company and CEP also entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), who have agreed to make a private investment in CEP by purchasing 20,000,000 CEP Class A Ordinary Shares (the “April Equity PIPE Shares”) for $200 million in the aggregate, which includes the value of an aggregate of 259.2396 Bitcoin (the “April In-Kind PIPE Bitcoin”) invested by certain April Equity PIPE Investors instead of cash (the “April Equity PIPE” and together with the Convertible Notes PIPE, the “April PIPE Investments”). The discrepancy from previously disclosed 347.6168 Bitcoin is due to a clerical error for an investor who had elected to subscribe in cash, not Bitcoin, at the time of signing its April Equity PIPE Subscription Agreement. At Closing, Tether contributed the difference of 88.3771 Bitcoin to the Company for a price of $7.5 million, being the subscription amount of the investor mentioned above. On June 19, 2025, CEP and the Company entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors,” together with the April Equity PIPE Investors and the Convertible Note Investors, the “PIPE Investors”), pursuant to which CEP agreed to issue, and the June Equity PIPE Investors agreed to purchase, 7,857,143 CEP Class A ordinary shares (the “June Equity PIPE Shares”) for an aggregate purchase price of $165 million ($21.00 per share), which includes the value of an aggregate of 132.9547 Bitcoin (the “June In-Kind PIPE Bitcoin” and together with the April In-Kind PIPE Bitcoin, the “In-Kind PIPE Bitcoin”) invested by certain June Equity PIPE Investors instead of cash (the “June Equity PIPE,” together with the April Equity PIPE, the “Equity PIPEs,” and collectively with the Convertible Notes PIPE, the “PIPE Investments”). The April Equity PIPE Investors and June Equity PIPE Investors confirmed, at the time of entering into their respective subscription agreements, the amounts, if any, that they will contribute as In-Kind PIPE Bitcoin. At the Closing, the Company issued 20,000,000 shares of Class A Common Stock to the April Equity PIPE Investors and 7,857,143 shares of Class A Common Stock to the June Equity PIPE Investors.

Pursuant to the Business Combination Agreement, (i) Tether purchased 4,812.220927 Bitcoin (the “Initial PIPE Bitcoin”) for an aggregate purchase price of $458.7 million (the “Initial PIPE Net Proceeds”), being equal to the aggregate gross cash proceeds of the Initial Convertible Notes PIPE and the April Equity PIPE less a holdback of $52 million, and, at Closing, Tether sold the Initial PIPE Bitcoin to the Company for an amount equal to the Initial PIPE Net Proceeds, and (ii) Tether purchased 917.47360612 Bitcoin (the “Option PIPE Bitcoin”) for an aggregate purchase price of $99.5 million (the “Option PIPE Net Proceeds”), being equal to the gross proceeds of the Option Notes less a holdback of $500,000, and, at Closing, Tether sold the Option PIPE Bitcoin to the Company at a purchase price equal to the Option PIPE Net Proceeds, in exchange for additional shares of Class A Common Stock and Class B Common Stock.

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

The sale of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the June PIPE Bitcoin by Tether to the Company are referred to herein as the “PIPE Bitcoin Sale.” The Company paid $713,199,992 and recorded a loss on the purchase of $61,234,873 which was recorded as a loss on sale of derivatives on the consolidated statement of operations for the period from March 7, 2025 (inception) to December 31, 2025.

Pursuant to the Business Combination Agreement, Tether agreed to purchase a number of Bitcoin equal to the Additional PIPE Bitcoin, if the sum of the Initial PIPE Bitcoin and the Option PIPE Bitcoin is less than 10,500 Bitcoin. Tether purchased the Additional PIPE Bitcoin and immediately prior to Closing, Tether contributed the Additional PIPE Bitcoin to the Company at Closing (such contribution, the “Additional PIPE Bitcoin Sale”) in exchange for additional shares of Class A Common Stock and Class B Common Stock.

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

The Sponsor Support Agreement also provides that, among other things, (i) the Sponsor will vote its CEP Class A Ordinary Shares, and its Class B ordinary shares of CEP, par value $0.0001 per share (“CEP Class B Ordinary Shares” and, together with the CEP Class A Ordinary Shares, the “CEP Ordinary Shares”) in favor of the adoption and approval of the Business Combination Agreement and the Business Combination and each of the other proposals to be approved by CEP Shareholders at the Meeting (the “CEP Shareholder Approval Matters”), (ii) the Sponsor will vote its CEP Ordinary Shares against any alternative transactions, (iii) the Sponsor will comply with the restrictions imposed by the letter agreement, dated as of August 12, 2024, by and among CEP, the Sponsor and the then current directors and executive officers of CEP (the “Insider Letter”), including with respect to the restrictions on transfer and redemption of CEP Ordinary Shares in connection with the Business Combination, (iv) prior to the Closing, the Sponsor will amend the Insider Letter to reduce the post-Closing lock-up period applicable to the shares of Class A Common Stock received by the Sponsor in exchange for its CEP Class B Ordinary Shares (the “Founder Shares”) from 12 months to six months, and (v) subject to and conditioned upon the Closing, any loans outstanding from the Sponsor to CEP shall be repaid as follows: (a) with respect to the amended and restated promissory note, dated November 5, 2024, and effective as of August 12, 2024 (the “Sponsor Loan”), the aggregate amount owed by CEP, as set forth on the pre-Closing statement to be delivered by CEP prior to the Closing (the “CEP Pre-Closing Statement”), will be automatically converted, immediately prior to the CEP Merger, into CEP Class A Ordinary Shares at $10.00 per share, and that upon the issuance and delivery of such CEP Class A Ordinary Shares to the Sponsor, the Sponsor Loan will be deemed satisfied in full, provided, however, that the portion of the Sponsor Loan that is drawn by or on behalf of CEP to pay for any fees, costs or expenses of the U.S. Securities and Exchange Commission (the “SEC”) or Nasdaq pursuant to the Business Combination Agreement will be repaid in cash at the Closing in accordance with the Business Combination Agreement and (b) with respect to all other loans of the Sponsor to CEP, all amounts outstanding thereunder as of the Closing, as set forth on the CEP Pre-Closing Statement, will be repaid in cash at the Closing in accordance the Business Combination Agreement.

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

Contemporaneously with the execution of the Business Combination Agreement, Tether and SoftBank entered into a sale and purchase agreement, as amended and restated on June 23, 2025, pursuant to which, among other things, immediately following the Closing, Tether transferred to SoftBank an equal number of shares of Class A Common Stock and Class B Common Stock, and SoftBank paid Tether consideration calculated based on a formula described thereunder.

On April 22, 2025, along with the Business Combination Agreement, Tether, Bitfinex and SoftBank entered into the Governance Term Sheet, which set out the main terms upon which the Company will prepare the Proposed Organizational Documents, which will be adopted at or prior to Closing. At Closing, Tether, Bitfinex and SoftBank entered into the Governance Agreement, which implements the terms of the Governance Term Sheet. Pursuant to the Governance Agreement, the Company issued two (2) classes of shares of common stock of the Company, with different voting and economic rights attached to them. The shares of Class A Common Stock have no voting rights other than as required by applicable law, until all shares of Class B Common Stock are canceled, whereas, holders of shares of Class B Common Stock are entitled to one vote per share. Once all shares of Class B Common Stock are canceled, holders of Class A Common Stock will acquire full voting rights. Holders of Class A Common Stock will be entitled to receive distributions in proportion to the number of shares of Class A Common Stock held by them, whereas, holders of Class B Common Stock will not have any economic rights. In addition, the shares of Class A Common Stock will be listed for trading and will be freely transferable, subject to the terms of the Lock-Up Agreements, the Insider Letter and any restrictions pursuant to applicable laws. The shares of Class B Common Stock will not be listed or freely transferable, except to Affiliates. The parties agreed to take all necessary action so that effective as of the Closing, the board of directors of the Company will consist of seven individuals, six of which are to be designated by the Sellers and SoftBank, with the final director to be the chief executive officer of the Company.

On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement, which amends the Business Combination Agreement, among other things, to provide that the Additional PIPE Bitcoin Purchase Price used to determine the value of Tether’s contribution of the Additional PIPE to the Company at the Closing and the number of shares of Class A Common Stock and Class B Common Stock to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to the Company shall be $84,863.57, which is equal to the average Bitcoin price for the ten-day period ending April 21, 2025, the day prior to the date of the Business Combination Agreement (the “Signing Bitcoin Price”), rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.

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

Each holder of shares of Class A Common Stock have no voting rights except as required by the Texas Business Organizations Code (“TBOC), until all shares of Class B Common Stock are canceled. Once all shares of Class B Common Stock are canceled, holders of Class A Common Stock will acquire full voting rights. Each holder of shares of Class B Common Stock will be entitled to one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are generally entitled to vote.

The price per share of Class A Common Stock is $10.00 per share for (i) Public Shareholders, (ii) the April Equity PIPE Investors, (iii) the Sponsor and its Affiliates, (iv) the directors and officers of CEP, (v) the Sellers and (vi) SoftBank, and $21.00 per share for the June Equity PIPE Investors. The value of the consideration that the Public Shareholders are each receiving in connection with the Business Combination is thus $10.00 per share.

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

Cash-trust and cash, net of redemptions	$106,014,455
Less: transaction costs paid	(23,757,573)
Net payout in Reverse Recapitalization	82,256,882

Add: Prepaid assets acquired	9,250,000
Reverse Recapitalization, net	$91,506,882

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were:

CEP Class A common stock, outstanding prior to the Recapitalization	13,839,847
Less: Redemption of CEP Class A common stock	(1,596)
Class A common stock of CEP	13,838,251
CEP Class B common stock, outstanding prior to the Recapitalization	-
Reverse Recapitalization shares	13,838,251
Cancellation of Class B Common Stock	(10,000)
Shares issued in connection to PIPE subscriptions	27,857,143
Twenty One Capital, Inc Shares	609,705,518
Common Stock immediately after the Recapitalization	651,390,912

The number of Twenty One Capital Inc.’s shares was determined as follows:

	Twenty One Assets Units	Twenty One Capital Inc. Shares
Class A Common Stock	267	304,852,759
Class B Common Stock	267	304,852,759
Total	534	609,705,518

In exchange, each unit of Twenty One Assets was converted into 1,141,771 shares of the Company’s common stock.

Note 5 - Prepaid expenses and other current assets

	March 31, 2026	December 31, 2025

Cantor Prepaid*	$6,739,022	$-
Prepaid Insurance	1,801,892	378,485
Other	118,252	-
Total	$8,659,166	$378,485

*	$9,250,000 was included in Other non-current assets as of December 31, 2025.

On April 23, 2025, the Company and CEP entered into a letter agreement (the “Letter Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”) Pursuant to the Letter Agreement, during the 24 months after April 23, 2025, the Company may engage CF&Co. to provide capital markets advisory or other non-financial advisory services up to $9,250,000. In return for these future services, the Company prepaid CF&Co. for those services at the close of the Reverse Recapitalization. The services pursuant to the Letter Agreement commenced on December 8, 2025. For the three months ended March 31, 2026, $2,086,327 was amortized and included in general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. At March 31, 2026, the remaining balance is $7,163,673, of which $6,739,022 is recorded in prepaid and other current assets and $424,651 is recorded as other non-current assets on the accompanying unaudited condensed consolidated balance sheet.

Note 6 - Digital Assets

The following table presents the Company’s significant crypto currencies holdings as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Bitcoin (Units)	43,514	43,515
Fair value	$2,951,638,847	$3,799,545,125
Cost basis	$3,692,815,061	$3,692,852,376

The following table presents the Company’s significant crypto currencies movements for the three months ended March 31, 2026:

	Number	Amount
Balance at December 31, 2025	43,515	$3,799,545,125
Disposal of digital asset	(1)	(90,495)
Gain on disposal of digital asset	-	3,180
Change in fair value	-	(847,818,963)
Outstanding at March 31, 2026	43,514	$2,951,638,847

The fair value of the Company’s Bitcoin holdings was determined based on quoted market price on active cryptocurrency exchanges. As of March 31, 2026 and December 31, 2025, the market price of one Bitcoin was $67,832 and $87,316, respectively. During the quarter ended March 31, 2026, the loss on change in fair value of digital assets of $847,818,963 was included in other expenses, net on the accompanying unaudited condensed statement of operations. During the quarter ended March 31, 2026, the Company realized gain of $3,180 from the disposal of 1 Bitcoin.

Custody and risk

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

Note 7 - Convertible Notes Payable

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

Concurrently with the signing of the Business Combination Agreement, (i) CEP, the Company and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, the Company and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing, pursuant to which Sponsor will exchange a number of its shares of Class A Common Stock as determined in accordance with the Securities Exchange Agreement (the “Exchange Shares”) in exchange for Convertible Notes (the “Exchange Notes”) equal in value to the product of (1) the total number of the Exchange Shares multiplied by (2) $10.00 per share, and (ii) the Company, CEP and CF&Co. entered into an engagement letter (as amended by the amendment thereto, dated as of June 25, 2025, the “PIPE Engagement Letter”), pursuant to which, among other matters, CF&Co. may receive Convertible Notes (the “Engagement Letter Notes”), such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement (as defined below), (ii) 1.5% of the gross proceeds received by the Company and CEP pursuant to the April PIPE Investments, subject to certain adjustments and (iii) $98,963 in additional consideration. At Closing, the Sponsor exchanged 4,630,000 shares of Class A Common Stock for Exchange Notes with an aggregate principal amount of $46,300,000 and CF&Co. did not receive any Engagement Letter Notes. With the inclusion of the Subscription Notes, Option Notes, Exchange Notes and Engagement Letter Notes, the total aggregate principal value of the Convertible Notes at the Closing of the Reverse Recapitalization was $486.5 million.

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

The Convertible Notes are accounted for as a single liability measured at amortized costs. The transaction costs of $2,201,000 related to issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the Convertible Notes is 1.09%. For the three months ended March 31, 2026, $1,199,589 of interest expense and $107,963 of amortized debt issuance costs are included in interest expense on the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2026 and December 31, 2025, the Convertible Notes balance of $484,434,554 and $484,326,591, respectively, on the accompanying unaudited condensed consolidated balance sheets, includes $2,065,446 and $2,173,409, respectively, of unamortized debt issuance costs. As of March 31, 2026 and December 31, 2025, total unpaid interest expense of $1,199,589 and $319,890, respectively, is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

Note 8 - Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Total fair value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets:
Digital Assets	$2,951,638,847	$2,951,638,847	—	—

	Total fair value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets:
Digital Assets	$3,799,545,125	$3,799,545,125	—	—

Note 9 - Stockholder’s Equity

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025 there were no shares of preferred stock issued or outstanding.

Class A Common Stock- The Company is authorized to issue 5,000,000,000 shares of Class A common stock with par value of $0.01 each. As of March 31, 2026 and December 31, 2025 there were 346,548,153 shares of Class A Common Stock issued and outstanding.

Class B Common Stock- The Company is authorized to issue 500,000,000 shares of Class B common stock with par value of $0.01 each. As of March 31, 2026 and December 31, 2025 there were 304,842,759 shares of Class B Common Stock issued and outstanding.

Stock Options

On December 8, 2025, the Company entered into two employment agreements, pursuant to which the Company granted 13,120,888 options to officers with vesting periods of 4 or 5 years, respectively and exercise price of $14.43, of which 6,089,634 were time based and 7,031,254 were performance based. The options have vesting periods of 4 years and 5 years and expire in 10 years. The performance conditions were not met at March 31, 2026 and therefore no stock based compensation was expensed on these options.

On January 2, 2026, the Company amended the options award agreement with one of the officers, to increase the total number of options granted to this executive by 28,581 and transfer 796,951 performance based awards to time based awards. The vesting period of 4 years and other terms of the amended grant agreement were unchanged. On January 2, 2026, the Company granted an additional 297,029 time-based options to an employee with vesting periods of 4 years and exercise price of $9.30 and expire in 10 years.

The performance conditions were not met as of March 31, 2026 and therefore no stock-based compensation was expensed on these options.

For the three months ended March 31, 2026, total stock-based compensation expense related to the time-based options was $5,103,369 and included in general and administrative expense on the accompanying unaudited condensed consolidated statement of operations.

The assumptions used in the Black-Scholes model are set forth in the table below:

	January 2, 2026	December 8, 2025
Exercise price	$9.3	$14.43
Risk-free interest rate	3.81%	3.81%
Volatility	90.0%	90.0%
Expected life (years)	6.02	7.00
Dividend yield	0.0%	0.0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2025	13,120,888	$14.43	$3.86
Granted	1,267,230	13.04	3.86
Cancelled pursuant to amended agreement	(941,620)	(14.43)	(4.17)
Outstanding at March 31, 2026	13,446,498	14.32	3.92

As of March 31, 2026 and December 31, 2025, the outstanding options had no intrinsic values and no options were vested and exercisable. The weighted average fair value of options granted for three months ended March 31, 2026 was $7.07 and the weighted average fair value of options outstanding as of March 31, 2026 was $11.28.

The Company will recognize the remaining total stock-based compensation of $60,192,007 in future periods as follows:

Year	Amount
Remainder of 2026	$11,550,114
2027	15,400,152
2028	15,400,152
2029	14,343,708
Thereafter	3,497,881
Total	$60,192,007

Note 10 - Commitments and Contingencies

The Company enters into contractual relationships that contain many indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s condensed consolidated financial statements.

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

Note 11 - Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews operating expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (less than a year). The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All of the Company’s operating expenses, which consist of general and administrative expenses and marketing and advertising expenses, relate to this single operating segment as reported on the statement of operations, and are the significant segment expenses provided to the CODM on a regular basis.

For the three months ended
March 31, 2026
General and administrative	$10,463,888
Marketing and advertising	$105,000
Total other expenses, net	$849,123,070

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events, except as stated below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On May 8, 2026, the Company entered into an amendment to its Letter Agreement with CF&CO (the “Amended Letter Agreement”), which amended the existing agreement originally entered into on April 23, 2025 and as amended on June 25, 2025 (See Note 5). Pursuant to the Amended Letter Agreement, the term during which the Company or its subsidiaries may engage CF&CO or its affiliates for capital markets advisory and other non-financial advisory services was revised to extend through December 8, 2027. All other material terms of the Letter Agreement remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Overview

Twenty One Capital is a recently formed operating company focused exclusively on Bitcoin-related business lines that among other things, offer shareholders a differentiated opportunity to gain exposure to Bitcoin through the capital markets. With a Bitcoin-native operating structure and a strategy designed to deliver long-term value, Twenty One Capital intends to become a leading vehicle for capital-efficient Bitcoin accumulation and related business development.

Twenty One Capital engages in two principal activities: (i) actively accumulating Bitcoin and managing its Bitcoin holdings; and (ii) commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy. In addition, following these initial activities, the Company expects to engage in Bitcoin-centric financial services that would leverage the Bitcoin accumulated by the Company. Preparation for the launch of these consolidated financial services is expected to begin shortly, with launch timing subject to regulatory approvals, market needs and the macroeconomic environment. The Company’s ability to generate revenue sufficient to achieve profitability will depend on its ability to raise capital and to develop and improve its learning programs and educational content towards greater adoption of Bitcoin.

On April 29, 2026, Mr. Mallers, our Chief Executive Officer, announced the Company’s operating strategy centered on the potential transactions or acquisitions involving Zap Solutions Holding, Inc. (doing business as Strike) and Elektron Energy Operations Limited and related operations (collectively, doing business as Elektron). Mr. Mallers is the founder and Chief Executive Officer of Strike. We currently have no binding commitments or agreements with respect to any such acquisitions, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that we will eventually enter into or consummate any acquisitions, or that if we do consummate such acquisitions, that they will achieve the intended benefits. See “Risk Factors–We may engage in transactions to acquire Strike, a leading Bitcoin financial services company, and Elektron, a large-scale global Bitcoin mining platform. We currently have no binding commitments or agreements with respect to any such transactions, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that such transactions will be entered into or consummated and if consummated, how they may impact our results of operations”. These transactions, if we determine to pursue them, will be evaluated in accordance with the relevant provisions of the Texas Business Organizations Code and our related person transaction policy.

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

Principal Factors Affecting Our Results of Operations and Material Trends

The Company’s future results are expected to be impacted by the highly volatile nature of Bitcoin’s valuation, as well as conditions and trends relating to demand for Bitcoin or other digital assets, and other factors including the successful execution of the Company’s business lines including the Bitcoin acquisition strategy, regulatory and technical developments surrounding Bitcoin and cryptocurrencies, and the effectiveness of our marketing and sales efforts to develop a robust and diverse client base with respect to the Company’s educational and branding strategy. The primary factors that are expected to impact the Company’s results and present significant opportunities, as well as pose risks and challenges, are described below. The Company believes that its performance and future success depend on the factors discussed below, those mentioned in the section titled “Risk Factors” and elsewhere in this Quarterly Report.

The following macroeconomic factors and trends as they relate to Bitcoin may specifically impact our business:

●	Price of Bitcoin: Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. As of Closing, we had acquired Bitcoin, and may in the future acquire additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

●	Awareness: The perception of Bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy.

●	Regulation: The global regulatory landscape for Bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.

●	Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.

●	Political Environment: Bitcoin has entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business.

●	Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence Bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like Bitcoin.

●	Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase Bitcoin adoption and integration into various financial systems. At the same time, we expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services.

Plan of Operations and Expected Revenue Sources

The Company anticipates revenue generation through the following key business lines in the initial period following the Business Combination:

●	Actively accumulating Bitcoin and managing its Bitcoin holdings: The Company’s Bitcoin accumulation and management strategy involves (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. The Company may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances as described “Business - Bitcoin Accumulation and Management Strategy”, (ii) enter into additional capital raising transactions pursuant to which its Bitcoin holdings serve as collateral, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoin-centric financial services and products. While the Company expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

●	Commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy: Education and the Company’s branded content will be a central pillar of the Company’s mission to accelerate Bitcoin adoption and Bitcoin literacy at both institutional and retail levels. Shortly following the consummation of the Business Combination, the Company will create an education division that will commence the creation of high-quality content tailored for policymakers, institutional investors, financial advisors, corporations, and retail investors. With the accelerating institutional adoption of Bitcoin and digital assets-and the growing demand for education that is both credible and brand-compatible, the Company will create and license modular educational content, produce branded video media, and act as the go-to content partner for major conferences, Web3 firms, and fintech institutions. The Company expects to build a dedicated content team and infrastructure capable of producing and distributing a broad range of educational materials. Although preparation of educational materials and branded content will commence shortly after the Closing, the timing of the deployment and commercialization of the educational and branded content will depend on a number of factors, including the Company’s determinations relating to operational conditions and optimal market demand for its content. The Company plans to create and monetize high-quality educational content through channels such as subscriptions, licensing fees for enterprises, and sponsored partnerships, which are expected to contribute to its revenue streams

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026:

For the three months ended March 31,
2026
Operating expenses:
General and administrative	$10,463,888
Marketing and advertising	105,000
Total operating expenses	10,568,888
Loss from operations	(10,568,888)

Other (expense) income:
Interest expense	(1,307,552)
Interest income	265
Gain on disposal of digital assets	3,180
Change in fair value of digital assets	(847,818,963)
Total other (expense) income, net	(849,123,070)
Loss before provision for income taxes	(859,691,958)
Provision for income taxes	-
Net loss	$(859,691,958)

General and administrative

General and administrative expenses were $10,463,888 for the three months ended March 31, 2026, and comprised mainly of professional fees and stock based compensation.

Marketing and Advertising

Sales and marketing expenses were $105,000 for the three months ended March 31, 2026 and represent costs associated with advertising, public relations and promotion of the Company.

Interest expenses

Interest expenses of $1,307,552 for the three months ended March 31, 2026 comprises interest on the Convertible Notes and amortization of debt issuance costs.

Interest income

Interest income received on deposits at bank was $265 for the three months ended March 31, 2026.

Gain on disposal of digital asset

The gain on disposal of digital asset of digital assets of $3,180 for the three months ended March 31, 2026 is a result of a payment made in 1 Bitcoin.

Change in fair value of digital assets

The change in fair value of digital assets of $847,815,783 for the three months ended March 31, 2026 is a result of a decrease in Bitcoin value from December 31, 2025 to March 31, 2026.

Bitcoin KPIs

We seek to increase BPS (defined below) by growing our Bitcoin holdings faster than the number of outstanding shares of Class A Common Stock through a combination of Bitcoin acquisitions and disciplined use of equity and credit markets.

To assess achievement of this strategy, we monitor and review the following Key Performance Indicators (“KPIs”):

●	Bitcoin Per Share (in Sats) (“BPS”) is a KPI that represents the ratio between our Bitcoin holdings and the number of outstanding shares of Class A Common Stock, expressed in terms of “Satoshis” or “Sats”. A “Satoshi” or a “Sat” is one one-hundred-millionth of one Bitcoin, currently the smallest indivisible unit of a Bitcoin. The Company measures BPS using outstanding shares of Class A Common Stock, excluding outstanding shares of Class B Common Stock, as Class B Common Stock carry no economic rights and are not entitled to receive dividends or distributions. As of March 31, 2026 and December 31, 2025, the Company had 346,548,153 shares of Class A Common Stock outstanding. The Company’s Form S-4 Registration Statement previously defined BPS using all outstanding shares of Pubco Stock, including Class B Common Stock. The Company has refined this definition to use only outstanding shares of Class A Common Stock because Class B Common Stock carries no economic rights and is not publicly tradable. The Company believes this revised definition more accurately reflects the Bitcoin exposure available to public equity investors.

●	Bitcoin Return Rate (“BRR”) represents the percentage change in BPS from the beginning of a period to the end of the period.

As of March 31, 2026 and December 31, 2025, the Company held 43,514 and 43,515 Bitcoin, respectively, and had 346,548,153 shares of Class A Common Stock outstanding, representing BPS (in Sats) of 12,557 at each period.

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

As noted above, these KPls are narrow in their purpose and are used by management to assist it in assessing whether we are raising and deploying capital in a manner accretive to shareholders solely as it pertains to our Bitcoin holdings. In calculating these KPls, we do not consider the source of capital used for the acquisition of our Bitcoin. If we purchase Bitcoin using proceeds from offerings of non-convertible notes or non-convertible preferred stock, or convertible notes or preferred stock that carry conversion prices above the current trading price of our common stock or conversion rights that are not then exercisable, such transactions have the effect of increasing the BPS and BRR, while also increasing our indebtedness and senior claims of holders of instruments other than Class A Common Stock with respect to dividends and to our assets, including our Bitcoin, if we were to liquidate, in a manner that is not reflected in these metrics.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of March 31, 2026 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a net loss of $859,691,958 for the three months ended March 31, 2026. As of March 31, 2026, the Company had an aggregate cash balance of $114,057,427, a net working capital of $117,850,738 and an accumulated deficit of $1,123,142,688.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Principal and Potential Sources of Liquidity

The Company received proceeds of $82,256,882 as a result of the Business Combination in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Business Combination. As of March 31, 2026, the fair value of digital asset holdings was $2,951,638,847. The combined value of cash and digital asset totaled $3,065,696,274 as of March 31, 2026.

We hold a significant digital asset position, which declined by $847,815,783 during the three months ended March 31, 2026, due to the decline in fair value of Bitcoin. While we classify our digital assets, net of current portion, as long-term, consistent with our bitcoin treasury approach, our significant bitcoin holdings, along with associated unrealized gains, may provide a potential source of liquidity if monetized. However, approximately 16,116 Bitcoin are held as collateral to the Convertible Notes. The Bitcoin that serves as collateral to the Convertible Notes cannot be used as a source of liquidity for the Company.

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

Further, historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our Bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to the Business and Strategy of Twenty One Capital – Twenty One Capital’s Bitcoin holdings are less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for Twenty One Capital.” in the “Risk Factors” section of the 2025 Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025, which was filed on March 31, 2026.

Short- and Long-term Liquidity Needs

As of March 31, 2026, our short-term and long-term liquidity needs include the following:

●	Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, interest payments on our Convertible Notes and contractual obligations due within the next twelve months.

●	Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt. Assuming the outstanding Convertible Notes are not converted into Class A Common Stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $5.0 million in each calendar year in connection with the Convertible Notes and (ii) principal for the Convertible Notes upon maturity, for a total of $486.5 million, will be payable under the terms of the Convertible Notes. Refer to Note 7 Convertible Notes Payable in the notes to our unaudited condensed consolidated financial statements, for further information.

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

Availability of Equity and Debt Financing for Liquidity

Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. See “Risks Related to the Business and Strategy of Twenty One Capital-A significant decrease in the fair market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations.” in Part I, Item 1A, “Risk Factors” section of 2025 Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025, which was filed on March 31, 2026 for additional information.

Cash flows for the three months ended March 31, 2026

For the three months ended
March 31, 2026
Net cash used in operating activities	$(3,645,506)

Cash flows used in operating activities

Net cash used in operating activities for three months ended March 31, 2026 was $3,645,506 and is primarily related to the increase in prepaid and other current assets, partially offset by a decrease in other non current assets and a decrease in accounts payable and accrued expenses.

Critical Accounting Policies and Significant Management Estimates

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of the options, fair value of digital assets and fair value of restricted stock units. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

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

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the unaudited condensed consolidated statements of operations in the period of change.

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

Cryptocurrencies are classified as non-current assets because the Company intends to hold the coins past one year.

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

Stock Based Compensation

The Company complies with ASC 718, Compensation - Stock Compensation, regarding shares granted to directors, officers and vendors of the Company by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Custodian Risk

The Company’s Bitcoin is held with a third-party custodian, currently Anchorage, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

We are a smaller reporting company as defined by Rule I 2b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, which includes our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting.

Material Weakness Over Financial Reporting

As of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination.

Notwithstanding the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three months ended March 31, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Remediation Plan for the Material Weaknesses

As previously disclosed in Item 9A of our 2025 Form 10-K, to remediate the material weaknesses, management will continue to work closely with its accounting advisors with appropriate technical expertise in U.S. GAAP and SEC reporting to improve the consistency and accuracy of financial data and reporting processes. Management will continue to monitor the effectiveness of the remediation efforts. However, the material weaknesses will not be considered fully remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report and described below, include the risk factors described in the “Risk Factors” section of the 2025 Form 10-K as of and for the period from March 7, 2025 (inception) to December 31, 2025, filed with the SEC on March 31, 2026. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows.

We may engage in transactions to acquire Strike, a leading Bitcoin financial services company, and Elektron, a large-scale global Bitcoin mining platform. We currently have no binding commitments or agreements with respect to any such transactions, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that such transactions will be entered into or consummated and if consummated, how they may impact our results of operations.

On April 29, 2026, Mr. Mallers announced the Company’s potential transactions or acquisitions involving Strike and Elektron. Mr. Mallers is the founder and Chief Executive Officer of Strike, and Raphael Zagury, one of our Directors, is the Chief Executive Officer of the entity providing management services to Elektron, and accordingly may have a material financial interest in any such transaction that may differ from the interests of our shareholders. We currently have no binding commitments or agreements with respect to any such transactions, the transaction structure has not yet been agreed, and our Board of Directors has not evaluated or approved such transactions. If we determine to pursue any acquisition of Strike and Elektron, any such transactions would constitute related person transactions that would be subject to review and approval in accordance with our related person transaction policy and applicable provisions of the Texas Business Organizations Code. There can be no assurance that we will enter into or eventually consummate any such transactions. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1(1)†	Business Combination Agreement, dated as of April 22, 2025, by and among CEP, CEP Merger Sub, Twenty One Capital, Twenty One, the Sellers and, for certain limited purposes, SoftBank (incorporated by reference to Exhibit 2.1 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of July 26, 2025, by and among CEP, CEP Merger Sub, Twenty One Capital, Twenty One, the Sellers and, for certain limited purposes, SoftBank (incorporated by reference to Exhibit 2.2 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
2.3	Plan of Merger, dated December 4, 2025, between Twenty One Merger Sub D, Cantor Equity Partners, Inc. and the Company (incorporated by reference to Exhibit 2.3 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025)
3.1	Amended and Restated Certificate of Formation of Twenty One Capital (incorporated by reference to Exhibit 3.1 to Twenty One Capital’s Form 10-K filed with the SEC on March 31, 2026).
3.2	Amended and Restated Bylaws of Twenty One Capital (incorporated by reference to Exhibit 3.2 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
4.1	Indenture, dated December 8, 2025, by and among the Company, the Trustee and the Collateral Agent (incorporated by reference to Exhibit 4.1 to Twenty One Capital’s Registration Statement on Form S-1 filed with the SEC on January 5, 2026).
4.2	Form of Convertible Note (included in Exhibit 4.1).
10.1†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.2(1)	Sponsor Support Agreement, dated April 22, 2025, by and among CEP, Sponsor and Twenty One Capital (incorporated by reference to Exhibit 10.2 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.3(1)	Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, by and among the Sponsor, CEP and Twenty One Capital (incorporated by reference to Exhibit 10.15 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.4(1)†	Form of Convertible Notes Subscription Agreement, dated as of April 22, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.4 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025)
10.5†	Security Agreement, dated December 8, 2025, by and between the Company and Anchorage Digital Bank, N.A. (incorporated by reference to Exhibit 10.9 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.6†	Form of Equity PIPE Subscription Agreement, dated as of April 22, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.6 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.7(1)	Services Agreement, dated December 8, 2025, by and between Tether and Twenty One Capital (incorporated by reference to Exhibit 10.8 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.8	Contribution Agreement, dated as of April 22, 2025, by and among Tether, Bitfinex and Twenty One (incorporated by reference to Exhibit 10.8 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.9	Securities Exchange Agreement, dated December 8, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.10†	Form of June Equity PIPE Subscription Agreement, dated as of June 19, 2025, by and among CEP, Twenty One Capital and certain investors party thereto (incorporated by reference to Exhibit 10.13 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.11(1)	June PIPE Bitcoin Sale and Purchase Agreement, dated as of June 23, 2025, by and among Twenty One Capital, Tether, SoftBank and CEP (incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
10.12	Amended and Restated Registration Rights Agreement, dated December 8, 2025, by and among Twenty One Capital, CEP, the Sponsor, the Sellers and SoftBank (incorporated by reference to Exhibit 10.7 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.13	Insider Letter, dated August 14, 2024, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 11, 2025).
10.14	Amendment to Insider Letter, by and among Tether, Sponsor and CEP (incorporated by reference to Exhibit 10.2 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 11, 2025).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.16	Twenty One Capital, Inc. 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025)
10.17	Employment Agreement between the Company and Jack Mallers, dated December 8, 2025 (incorporated by reference to Exhibit 10.12 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025)
10.18	Employment Agreement between the Company and Steven Meehan, dated December 8, 2025 (incorporated by reference to Exhibit 10.13 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025)
10.19†	Governance Agreement, dated December 8, 2025, by and among the Company, Tether, Bitfinex and SoftBank (incorporated by reference to Exhibit 10.18 to the Twenty One Capital’s Current Report on Form 8-K filed with the SEC on December 12, 2025).
10.20	Form of Stock Option Grant Notice and Award Agreement under Twenty One Capital, Inc. 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Twenty One Capital’s Form 10-K filed with the SEC on March 31, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	SoftBank Purchase Agreement, dated as of April 22, 2025, by and between Tether and SoftBank ((incorporated by reference to Exhibit 10.9 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
99.2(1)†	Amended and Restated SoftBank Sale and Purchase Agreement, dated as of June 23, 2025, by and among Tether and SoftBank ((incorporated by reference to Exhibit 10.10 to the Twenty One Capital’s Registration Statement on Form S-4 filed with the SEC on September 12, 2025).
99.3(1)	Cantor Sale and Purchase Agreement, dated as of October 16, 2025, by and between Tether and Sponsor (incorporated by reference to Exhibit 99.12 to Twenty One Capital’s Form S-4 Registration Statement filed with the SEC on October 17, 2025).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWENTY ONE CAPITAL, INC.

Date: May 13, 2026	By:	/s/ Jack Mallers
Jack Mallers
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Steven Meehan
Steven Meehan
Chief Financial Officer
(Principal Financial and Accounting Officer)