Form 10-Q
period 2026-06-30
Twenty One Capital, Inc.
filed 2026-08-11
CIK 2070457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-42977

TWENTY ONE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Texas	39-2506682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2026, there were 346,636,211 shares of its Class A common stock, par value $0.01 per share and 215,736,011 shares of its Class B common stock par value $0.01 per share, were issued and outstanding.

TWENTY ONE CAPITAL, INC.

TABLE OF CONTENTS

Page
PART 1 – FINANCIAL INFORMATION
Interim Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and the three months ended June 2025 and the period from March 7, 2025 (inception) to June 30, 2025	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and the three months ended June 2025 and the period from March 7, 2025 (inception) to June 30, 2025	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and the period from March 7, 2025 (inception) to June 30, 2025	4
Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Quantitative and Qualitative Disclosures about Market Risk	35
Control and Procedures	35

PART II – OTHER INFORMATION
Legal Proceedings	36
Risk Factors	36
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36
Defaults Upon Senior Securities	36
Mine Safety Disclosures	36
Other Information	36
Exhibits	37

SIGNATURES	38

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control) and others listed in this Report, in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025 (“2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, in the Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed with the SEC on May 13, 2026 (the “First Quarter 2026 Form 10-Q”), and in our other filings with the SEC may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	financial results or strategies regarding the Company,

●	statements regarding the anticipated benefits of the Business Combination,

●	the assets held by the Company,

●	the price and volatility of Bitcoin,

●	Bitcoin’s growing prominence as a digital asset and as the foundation of a new financial system,

●	the Company’s listing on the New York Stock Exchange,

●	the macro and political conditions surrounding Bitcoin,

●	the planned business strategy including the Company’s ability to develop a corporate architecture capable of supporting financial products built with and on Bitcoin and future innovations that will replace legacy financial tools with Bitcoin-aligned alternatives,

●	the Company’s ability to grow its Bitcoin per share, and Bitcoin return rate,

●	the Company’s ability to build Bitcoin financial services and build on top of Bitcoin with high-margin, high-growth cash flow opportunities,

●	the Company’s ability to give its shareholders Bitcoin exposure to participate in Bitcoin in the capital markets plans and use of proceeds as well as any potential future capital raises,

●	objectives of management for future operations of the Company, including any potential transactions with Elektron,

●	the upside potential and opportunity for investors,

●	the Company’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends, and

●	future financial condition and performance and expected financial impacts of the Business Combination.

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

ii

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash	$106,132,084	$117,702,933
Prepaid expenses and other current assets	6,018,111	378,485
Digital assets - current, at fair value	-	87,316
Total Current Assets	112,150,195	118,168,734
Other non-current assets	2,040,068	9,250,000
Digital assets - non-current, at fair value	2,550,162,413	3,799,457,809
Total Assets	$2,664,352,676	$3,926,876,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,578,501	$2,481,681
Total Current Liabilities	1,578,501	2,481,681
Convertible notes payable	484,543,716	484,326,591
Total Liabilities	486,122,217	486,808,272

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred Stock; $0.01 par value, 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A Common Stock; $0.01 par value, 5,000,000,000 shares authorized; 346,807,836 shares and 346,548,153 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,468,079	3,465,482
Class B Common Stock; $0.01 par value, 500,000,000 shares authorized; 215,736,011 shares and 304,842,759 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,157,361	3,048,428
Additional paid-in capital	3,709,286,980	3,697,005,091
Accumulated deficit	(1,536,681,961)	(263,450,730)
Total Stockholders’ Equity	2,178,230,459	3,440,068,271
Total Liabilities and Stockholders’ Equity	$2,664,352,677	$3,926,876,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 7, 2025 (inception) to June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$10,613,461	$399,082	$21,077,349	$399,082
Marketing and advertising	116,600	8,300	221,600	8,300
Total operating expenses	10,730,061	407,382	21,298,949	407,382
Loss from operations	(10,730,061)	(407,382)	(21,298,949)	(407,382)

Other (expense) income:
Interest expense	(1,333,003)	-	(2,640,555)	-
Interest income	224	-	489	-
Gain on disposal of digital asset	-	-	3,180	-
Change in fair value of digital assets	(401,476,433)	-	(1,249,295,396)	-
Total other (expense) income, net	(402,809,212)	-	(1,251,932,282)	-

Net loss	$(413,539,273)	$(407,382)	$(1,273,231,231)	$(407,382)

Weighted average shares of Class A Common Stock	346,779,299	570,886	346,664,365	570,886
Basic and diluted net loss per Class A Common Stock	$(0.74)	$(0.36)	$(2.26)	$(0.36)
Weighted average shares of Class B Common Stock	215,736,011	570,886	215,736,011	570,886
Basic and diluted net loss per Class B Common Stock	$(0.74)	$(0.36)	$(2.26)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and six months ended June 30, 2026

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	346,548,153	$3,465,482	304,842,759	$3,048,428	$3,697,005,091	$(263,450,730)	$3,440,068,271
Stock-based compensation	-	-	-	-	5,103,369	-	5,103,369
Net Loss	-	-	-	-	-	(859,691,958)	(859,691,958)
Balance as of March 31, 2026	346,548,153	$3,465,482	304,842,759	$3,048,428	$3,702,108,460	$(1,123,142,688)	$2,585,479,682
Stock-based compensation, net	259,683	2,597	-	-	6,287,453	-	6,290,050
Cancellation of Class B Common Stock	-	-	(89,106,748)	(891,067)	891,067	-	-
Net Loss	-	-	-	-	-	(413,539,273)	(413,539,273)
Balance as of June 30, 2026	346,807,836	$3,468,079	215,736,011	$2,157,361	$3,709,286,980	$(1,536,681,961)	$2,178,230,459

Period from March 7, 2025 (inception) to June 30, 2025

	Member’s		Class A		Class B			Additional		Total
	Unit		Common Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Units	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 7, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A Common Stock	534	-	-	-	-	-	(200,000)	200,000	-	-
Retroactive application of Business Combination (Note 4)	(534)	-	570,886	5,709	570,886	5,709	-	(200,000)	188,582	-
Subscription proceeds received	-	-	-	-	-	-	200,000	-	-	200,000
Net Loss	-	-	-	-	-	-	-	-	(407,382)	(407,382)
Balance as of June 30, 2025	-	$-	570,886	$5,709	570,886	$5,709	$-	$-	$(218,800)	$(207,382)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2026	For the period from March 7, 2025 (inception) to June 30, 2025
Cash flows from Operating Activities:
Net loss	$(1,273,231,231)	$(407,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of digital assets	(3,180)	-
Change in fair value of digital assets	1,249,295,396	-
Amortization of debt issuance cost	217,125	-
Non-cash interest expense	2,423,429	-
Amortization of Cantor Prepaid	2,584,932	-
Stock-based compensation	12,143,367	-
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(1,011,445)	-
Digital assets	87,315	-
Accounts payable and accrued expenses	(4,076,557)	407,382
Net cash used in operating activities	(11,570,849)	-

Cash flows from Financing Activities:
Proceeds received from contributed capital	-	200,000
Net cash provided by financing activities	-	200,000

Net change in cash	(11,570,849)	200,000
Cash, beginning of the period	117,702,933	-
Cash, end of the period	$106,132,084	$200,000

Supplemental cashflow information:
Interest paid	$2,527,097	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Twenty One Capital, Inc. (the “Company”) was incorporated in Texas on March 7, 2025. The Company is focused exclusively on Bitcoin-related business lines. The Company had four wholly owned subsidiaries that were incorporated in 2025: Twenty One Merger Sub A, Inc., Twenty One Merger Sub B, Inc. and Twenty One Merger Sub C, Inc. were incorporated in Delaware and each of them was dissolved on September 9, 2025 and Twenty One Merger Sub D, Inc. was incorporated in the Cayman Islands.

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

Note 2 - Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a net loss of $1,273,231,231 for the six months ended June 30, 2026. As of June 30, 2026, the Company had an aggregate cash balance of $106,132,084, a net working capital of $110,571,694 and an accumulated deficit of $1,536,681,961.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and for the period from March 7, 2025 (inception) to December 31, 2025 and footnotes thereto filed with the SEC on March 31, 2026.

All amounts referred to in the notes to the condensed consolidated financial statements are in United States dollars ($) unless stated otherwise.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended,(the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Segment Information

Accounting Standard Codification (“ASC”) 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating expenses and cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit (“FDIC limit”) of $250,000. Any loss incurred or a lack of access to funds held at financial institutions could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. As of June 30, 2026, the Company had an aggregate cash balance of $106,132,084, of which $0 is in excess of FDIC limit. At December 31, 2025, the Company had an aggregate cash balance of $117,702,933, of which $112,073 is in excess of FDIC limit.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

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

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, there were no cash equivalents.

Digital Assets

As a result of the adoption of Accounting Standards Update (ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time within the Company’s principal market at the measurement date. Changes in fair value are recognized in changes in fair value of digital assets, in other expense (income) on the unaudited condensed consolidated statements of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first in, first out basis and are also recorded within, gain in disposal of digital assets.

Digital assets are classified as non current assets if the Company intends to hold the coins past one year and current assets if the Company expects to liquidate the coins within one year.

Convertible Notes Payable

For convertible debt instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies Financial Accounting Standards Board (“FASB”) 470, Debt (“ASC 470”), for the accounting of such instruments, including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

The Company may elect the fair value option for certain financial instruments that meet the required criteria under ASC 825, Financial Instruments. Issuance fees incurred on instruments for which the fair value option was elected are not deferred and are recognized as an expense when incurred in the unaudited condensed consolidated statements of operations. The portion of the change in fair value attributable to instrument-specific credit risk, if any, is recognized in other comprehensive income, with the remainder recognized in earnings.

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

For the three and six months ended June 30, 2026, the Company’s diluted weighted average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. For the three and six months ended June 30, 2026, potentially dilutive securities include the stock options.

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

Stock-Based Compensation

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

Recent Accounting Pronouncements

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and disclosures.

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

The sale of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the June PIPE Bitcoin by Tether to the Company are referred to herein as the “PIPE Bitcoin Sale.” The Company paid $713,199,992 and recorded a loss on the purchase of $61,234,873 which was recorded as a loss on sale of derivatives on the condensed consolidated statement of operations for the period from March 7, 2025 (inception) to December 31, 2025.

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

Contemporaneously with the execution of the Business Combination Agreement, Tether, Bitfinex and Twenty One Assets entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which, immediately prior to the Closing, Tether and Bitfinex will contribute to Twenty One Assets 24,500 Bitcoin and 7,000 Bitcoin, respectively, in exchange for an aggregate contribution of 31,500 Bitcoin (i) in the case of Tether, 208 class common membership interests of Twenty One Assets (“Twenty One Assets Class A Interests”) and 208 class B common membership interests of Twenty One Assets (“Twenty One Assets Class B Interests”), and (ii) in the case of Bitfinex, 59 Twenty One Assets Class A Interests and 59 Twenty One Assets Class B Interests.

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

Each holder of shares of Class A Common Stock have no voting rights except as required by the Texas Business Organizations Code (“TBOC”), until all shares of Class B Common Stock are canceled. Once all shares of Class B Common Stock are canceled, holders of Class A Common Stock will acquire full voting rights. Each holder of shares of Class B Common Stock will be entitled to one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are generally entitled to vote.

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

The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, CEP was treated as the acquired company for financial reporting purposes, and Twenty One Assets was the accounting acquirer. Accordingly, the Business Combination was treated as the equivalent of Twenty One Assets issuing stock for the net assets of CEP, accompanied by a recapitalization. The net assets of CEP were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Twenty One Assets combined with the Company.

Transaction Proceeds

Upon closing of the Reverse Recapitalization, the Company received gross proceeds of $81,874,382 from the Reverse Recapitalization.

The following table reconciles the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the condensed consolidated statement of changes stockholders’ equity the period from March 7, 2025 (inception) to December 31, 2025.

Cash-trust and cash, net of redemptions	$106,014,455
Less: transaction costs paid	(23,757,573)
Net payout in Reverse Recapitalization	82,256,882

Add: Prepaid assets acquired	9,250,000
Reverse Recapitalization, net	$91,506,882

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were:

CEP Class A common stock, outstanding prior to the Recapitalization	13,839,847
Less: Redemption of CEP Class A common stock	(1,596)
Class A common stock of CEP	13,838,251
CEP Class B common stock, outstanding prior to the Recapitalization	-
Reverse Recapitalization shares	13,838,251
Cancellation of Class B Common Stock	(10,000)
Shares issued in connection to PIPE subscriptions	27,857,143
Twenty One Capital, Inc. Shares	609,705,518
Common Stock immediately after the Recapitalization	651,390,912

The number of Twenty One Capital Inc.’s shares was determined as follows:

	Twenty One Assets Units	Twenty One Capital Inc. Shares
Class A Common Stock	267	304,852,759
Class B Common Stock	267	304,852,759
Total	534	609,705,518

In exchange, each unit of Twenty One Assets was converted into 1,141,771 shares of the Company’s common stock.

Note 5 - Prepaid Expenses and Other Current Assets

	June 30, 2026	December 31, 2025
Cantor Prepaid*	$4,625,000	$-
Prepaid insurance	1,268,889	378,485
Other	124,222	-
Total	$6,018,111	$378,485

*	$9,250,000 was included in Other non-current assets as of December 31, 2025.

On April 23, 2025, the Company and CEP entered into a letter agreement (the “Letter Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”). Pursuant to the Letter Agreement, during the 24 months after April 23, 2025, the Company may engage CF&Co. to provide capital markets advisory or other non-financial advisory services up to $9,250,000. In return for these future services, the Company prepaid CF&Co. for those services at the close of the Reverse Recapitalization. The services pursuant to the Letter Agreement commenced on December 8, 2025. On May 8, 2026, the Company and CEP entered into an amendment to the letter agreement (the “Amended Letter Agreement”) pursuant to which the term of the agreement was extended from April 23, 2027 to December 8, 2027. All other material terms of the Letter Agreement remain unchanged. For the three and six months ended June 30, 2026, $498,604 and $2,584,932, respectively, was amortized and included in general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations, respectively. At June 30, 2026, the remaining balance is $6,665,068, of which $4,625,000 is recorded in prepaid and other current assets and $2,040,068 is recorded as other non-current assets on the accompanying unaudited condensed consolidated balance sheet.

Note 6 - Digital Assets

The following table presents the Company’s significant crypto currencies holdings as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Bitcoin (Units)	43,514	43,515
Fair value- Current	-	87,316
Fair value- Non-current	$2,550,162,413	$3,799,457,809
Cost basis	$3,692,815,061	$3,692,852,376

The following table presents the Company’s significant crypto currencies movements for the six months ended June 30, 2026:

	Number	Amount
Balance at December 31, 2025	43,515	$3,799,545,125
Disposal of digital assets	(1)	(90,496)
Gain on disposal of digital assets	-	3,180
Change in fair value	-	(1,249,295,396)
Outstanding at June 30, 2026	43,514	$2,550,162,413

The fair value of the Company’s Bitcoin holdings was determined based on quoted market price on active cryptocurrency exchanges. As of June 30, 2026 and December 31, 2025, the market price of one Bitcoin was $58,605 and $87,316, respectively. During the three and six months ended June 30, 2026, the loss on change in fair value of digital assets of $401,476,433 and $1,249,295,396 was included in other expenses, net on the accompanying unaudited condensed consolidated statements of operations, respectively. During the three and six months ended June 30, 2026, the Company realized gain of $0 and $3,180 from the disposal of Bitcoin, respectively.

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

Convertible Note Investors have the right, at their option, during certain periods and upon the occurrence of certain conditions prior to the close of business on the second trading day immediately preceding the maturity date of the Convertible Notes, to convert any Convertible Note or portion thereof that is $1,000 or an integral multiple thereof, into cash, shares of Common Stock or a combination of cash and shares of Common Stock, as applicable, at the conversion rate equal to the Convertible Note amount divided by $10 ( the “Conversion Price”) multiples by 130% (the “Conversion Premium”).

The Convertible Notes are accounted for as a single liability measured at amortized costs. The transaction costs of $2,201,000 related to issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The transaction costs are amortized into expenses based on the effective interest rate method. The effective interest rate related to the Convertible Notes is 1.09%. For the three and six months ended June 30, 2026, $1,223,840 and $2,423,429 of interest expense, respectively, and $109,163 and $217,126 of amortized debt issuance costs, respectively, are included in interest expense on the accompanying condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Convertible Notes balance of $484,543,716 and $484,326,591, respectively, on the accompanying condensed consolidated balance sheets, includes $1,956,284 and $2,173,409, respectively, of unamortized debt issuance costs. The Company paid $2,527,097 of interest on the Convertible Notes during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, total unpaid interest expense of $216,222 and $319,890, respectively, is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Convertible Notes are secured by approximately 16,116 Bitcoin pledged by the Company as collateral. These pledged Bitcoin are subject to the terms of the Convertible Notes and are not available for general corporate purposes or liquidity needs while serving as collateral.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total fair value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2026		(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Assets-Non- Current	$2,550,162,413	$2,550,162,413	$—	$—

	Total fair value	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025		(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Assets- Current	$87,316	$87,316	—	—
Digital Assets-Non- Current	3,799,457,809	3,799,457,809
Total	$3,799,545,125	$3,799,545,125	$-	$-

Note 9 - Stockholders’ Equity

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Class A Common Stock- The Company is authorized to issue 5,000,000,000 shares of Class A common stock with par value of $0.01 each. As of June 30, 2026 and December 31, 2025, there were 346,807,836 and 346,548,153 shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock- The Company is authorized to issue 500,000,000 shares of Class B common stock with par value of $0.01 each. As of June 30, 2026 and December 31, 2025, there were 215,736,011 and 304,842,759 shares of Class B Common Stock issued and outstanding, respectively.

On May 19, 2026, pursuant to a sale and purchase agreement dated May 15, 2026 between Tether and Softbank, whereby Softbank sold and transferred to Tether its holdings of 89,106,748 shares of Class A common stock and 89,106,748 Class B Common Stock held by Softbank were canceled. Concurrent with the closing of the transaction, the Governance Agreement ( see Note 4) was also terminated.

Stock Options

On December 8, 2025, the Company entered into two employment agreements, pursuant to which the Company granted 13,120,888 options to officers with vesting periods of 4 or 5 years, respectively and exercise price of $14.43, of which 6,089,634 were time-based and 7,031,254 were performance-based. The options have vesting periods of 4 years and 5 years and expire in 10 years. The performance conditions were not met at June 30, 2026 and therefore no stock-based compensation was expensed on these options.

On January 2, 2026, the Company amended the options award agreement with one of the officers, to increase the total number of options granted to this executive by 28,581 and transfer 796,951 performance-based awards to time based awards. The vesting period of 4 years and other terms of the amended grant agreement were unchanged. On January 2, 2026, the Company granted an additional 297,029 time-based options to an employee with vesting periods of 4 years and exercise price of $9.30 and expire in 10 years.

The performance conditions were not met as of June 30, 2026 and therefore no stock-based compensation was expensed on these options.

For the three and six months ended June 30, 2026, total stock-based compensation expense related to the time-based options was $3,947,178 and $9,050,547, respectively, and included in general and administrative expense on the accompanying unaudited condensed consolidated statements of operations.

The assumptions used in the Black-Scholes model are set forth in the table below:

	January 2, 2026	December 8, 2025
Exercise price	$9.3 - 14.43	$14.43
Risk-free interest rate	3.81%	3.81%
Volatility	90.0%	90.0%
Expected life (years)	6.02 - 7.00	7.00
Dividend yield	0.0%	0.0%

The following is an analysis of the stock option grant activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at March 7, 2025 (inception)	-	$-	-
Granted	13,120,888	14.43	3.86
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2025	13,120,888	14.43	3.86
Granted	1,267,230	13.04	3.75
Pursuant to amended agreement	(941,620)	(14.43)	(4.17)
Exercised	-	-
Outstanding at March 31, 2026	13,446,498	14.32	3.92
Granted	-	-	-
Outstanding at June 30, 2026	13,446,498	$14.32	3.67

As of June 30, 2026 and December 31, 2025, the outstanding options had no intrinsic values and no options were vested and exercisable. The weighted average fair value of options granted for the three and six months ended June 30, 2026 was $0 and $7.07, respectively, and the weighted average fair value of options outstanding as of June 30, 2026 was $11.27.

The Company will recognize the remaining total stock-based compensation of $58,038,766 in future periods as follows:

Remainder of 2026	$7,948,932
2027	15,897,864
2028	15,897,864
2029	14,796,225
Thereafter	3,497,881
Total	$58,038,766

Restricted Stock Units

The Company may grant restricted stock units (“RSUs”) to employees under its equity incentive plan. Each RSU represents the right to receive one share of the Company’s common stock upon satisfaction of the applicable vesting conditions. The grant-date fair value of the RSUs is based on the closing market price of the Company’s common stock on the grant date.

On April 9, 2026, the Company granted two RSU awards with both service-based and performance-based vesting conditions. The grant-date fair value of each award was based on the Company’s closing stock price of $6.64 per share on the grant date.

The first award consisted of 3,215,732 RSUs, of which 1,607,866 RSUs are subject to service-based vesting and 1,607,866 RSUs are subject to performance-based vesting. The service-based portion vests over a five-year period beginning April 1, 2025, with 321,573 RSUs vesting on the first anniversary of the grant date and the remaining 1,286,293 RSUs vesting in equal quarterly installments over the subsequent four years, subject to the recipient’s continued service. The performance-based portion vests upon achievement of specified performance criteria.

The second award consisted of 248,619 RSUs, including 204,223 service-based RSUs and 44,396 performance-based RSUs. The service-based portion vests over a four-year period beginning April 1, 2025, with 25% of the service-based RSUs vesting on the first anniversary of the grant date and the remaining 75% vesting in equal quarterly installments over the subsequent three years, subject to the recipient’s continued service. The performance-based portion vests upon achievement of specified performance criteria.

During the six months ended June 30, 2026, 372,628 service-based RSUs vested. Upon settlement of 372,628 awards, the Company withheld 138,099 shares with an aggregate fair value equal to the employees’ statutory tax withholding obligations, which shares were returned to the Company’s authorized but unissued category of shares, and issued 234,529 net shares of common stock to the award recipients.

The Company remitted cash to the applicable taxing authorities for the employees’ tax withholding obligations related to the net share settlement of vested RSUs.

As of June 30, 2026, the Company determined that the performance conditions associated with both awards were not probable of being achieved. Accordingly, no stock-based compensation expense has been recognized for the performance-based RSUs. Compensation expense is recognized only for the service-based awards over the requisite service period.

The following is an analysis of the time-based RSU grant activity:

	Units	Weighted average grant date fair value
Non-vested as of December 31, 2025	-	$-
Granted	1,812,089	6.64
Vested	(372,628)	6.64
Forfeited	-	-
Non-vested as of June 30, 2026	1,439,461	$6.64

For the three and six months ended June 30, 2026, total stock-based compensation expense related to the time-based RSUs was $3,092,820, respectively, and included in general and administrative expense on the accompanying unaudited condensed consolidated statements of operations. At June 30, 2026, total unrecognized compensation related to the RSUs was $8,939,451.

Note 10 - Commitments and Contingencies

The Company enters into contractual relationships that contain many indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s condensed consolidated financial statements.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews operating expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (less than a year). The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

All of the Company’s operating expenses, which consist of general and administrative expenses and marketing and advertising expenses, relate to this single operating segment as reported on the condensed consolidated statements of operations, and are the significant segment expenses provided to the CODM on a regular basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 7, 2025 (inception) to June 30,
	2026	2025	2026	2025
General and administrative	$10,613,461	$399,082	$21,077,349	$399,082
Marketing and advertising	$116,600	$8,300	$221,600	$8,300
Total other (expense) income, net	$(402,809,212)	$-	$(1,251,932,282)	$-

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

Jack Mallers’ Departure as Chief Executive Officer and as a Director

On July 21, 2026, the Company announced that Jack Mallers, the Company’s Chief Executive Officer, has resigned from his position as CEO and as a director of the Company, effective as of July 20, 2026 (the “Separation Date”). In connection with Mr. Mallers’ departure, the Company entered into a Separation Agreement and Release with Mr. Mallers, pursuant to which Mr. Mallers, subject to his release of claims, will be entitled to receive or retain, as applicable, (i) a cash payment equal to the final $50,000 fixed remuneration payment for July 2026, less applicable taxes, (ii) a cash payment of $420,455.39, less applicable taxes, in settlement of Mr. Mallers’ vested time-based restricted stock units, (iii) a cash payment of $1,151,046.48 in consideration for the repurchase of 226,860 shares of Class A Common Stock previously delivered to Mr. Mallers in settlement of vested time-based restricted stock units and in connection with the payment of his 2025 annual bonus, less certain taxes, and (iv) 1,522,407 vested stock options to purchase Class A common stock of the Company, which Mr. Mallers may exercise during the 90-day period following the Separation Date in accordance with the terms of the applicable award agreement. All stock options and restricted stock units previously granted to Mr. Mallers that are unvested as of the Separation Date was forfeited for no consideration in accordance with their terms.

Appointment of Raphael Zagury as Chief Executive Officer

Also on July 20, 2026, the Board of Directors of the Company appointed Raphael Zagury, as its CEO, effective July 20, 2026. Mr. Zagury will continue to serve as a member of the Company’s Board of Directors, but will no longer serve as a member of the Audit Committee, Nominating and Corporate Governance Committee or the Compensation Committee.

In connection with Mr. Zagury’s appointment as CEO, Mr. Zagury entered into an employment agreement with the Company, dated July 20, 2026 (the “CEO Employment Agreement”). Pursuant to the terms of the CEO Employment Agreement, Mr. Zagury will receive an annual base salary of $600,000, and he will be eligible to receive an annual performance-based bonus of up to $700,000, subject to (i) the achievement of individual and company performance criteria established by the Board of Directors of the Company in consultation with Mr. Zagury, and (ii) Mr. Zagury’s continued employment through the payment date. The actual annual bonus, to the extent payable, will be paid 50% in cash and 50% in freely tradeable shares of Class A Common Stock, subject to trading restrictions under applicable securities laws and the Company’s insider trading policy, and applicable withholding. In connection with his appointment as CEO, Mr. Zagury will receive an award of stock options to purchase shares of Class A Common Stock in an amount and with terms to be mutually agreed between the Company and Mr. Zagury (the “Initial Award”), which Initial Award will be granted subject to the Company’s 2025 Stock Incentive Plan and an award agreement to be entered into between the Company and Mr. Zagury evidencing such award (the “Option Award Agreement”). Following the third anniversary of the grant date of the Initial Award, Mr. Zagury will be eligible to receive annual equity grants, consistent with Mr. Zagury’s role as the CEO of the Company, as reasonably determined by the Board of Directors of the Company based on its good faith assessment and in consultation with Mr. Zagury. Mr. Zagury will also be eligible to receive certain Company provided security services for himself and his family and an annual stipend of $25,000 towards personal financial planning and tax services.

If Mr. Zagury’s employment is terminated by the Company without Cause (as defined in the CEO Employment Agreement), Mr. Zagury resigns his employment for Good Reason (as defined in the CEO Employment Agreement) or in the event of termination of employment as a result of his death or Disability (as defined in the CEO Employment Agreement), then, in addition to certain accrued amounts, Mr. Zagury will be entitled to the following severance benefits, subject to his execution of a release of all claims against the Company and related persons and continued compliance with certain restrictive covenants: (i) continued payment of his base salary for 12 months following his termination; (ii) reimbursement of the monthly premium for coverage under the Company’s group health plans or an equivalent monthly cash payment thereof, until the earlier to occur of the end of the 12 months following his termination or the date on which Mr. Zagury obtains health and welfare benefits from a subsequent employer; and (iii) any rights with respect to equity awards that Mr. Zagury might have under the applicable award agreements evidencing such equity awards. The CEO Employment Agreement contains restrictive covenants, including non-competition and non-solicitation covenants effective for 12 months following termination of employment.

Abandonment of Potential Acquisition of Strike

On July 21, 2026, the Company announced it is no longer pursuing the acquisition of Strike, as previously announced on April 29, 2026.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Twenty One Capital, Inc.”, “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Twenty One Capital, Inc. and its consolidated subsidiary (ii) prior to the Business Combination, operations of Twenty One Assets, LLC and Twenty One Capital, Inc. combined and its consolidated subsidiaries.

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

On July 21, 2026, Twenty One Capital issued a press release regarding the Company’s overview of its operating strategy centered on potential acquisition involving Zap Solutions Holding, Inc. (doing business as Strike) and Elektron Energy Operations Limited and related operations (collectively, doing business as Elektron), as previously announced on April 29, 2026, and reported that Twenty One Capital is no longer pursuing the acquisition of Strike. We currently have no binding commitments or agreements with respect to the acquisition of Elektron, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that we will eventually enter into or consummate any acquisition~~s~~, or that if we do consummate such acquisition~~s~~, that they will achieve the intended benefits. See “Risk Factors-We may engage in transactions to acquire Strike, a leading Bitcoin financial services company, and Elektron, a large-scale global Bitcoin mining platform. We currently have no binding commitments or agreements with respect to any such transactions, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that such transactions will be entered into or consummated and if consummated, how they may impact our results of operations” under “Item 1A, Risk Factors” in the Part II of our First Quarter 2026 Form 10-Q. These transactions, if we determine to pursue them, will be evaluated in accordance with the relevant provisions of the Texas Business Organizations Code and our related person transaction policy.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Twenty One Capital expects to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the consummation of the Business Combination, (2) in which Twenty One Capital has total annual gross revenue of at least $1.235 billion, or (3) in which the Company is deemed to be a large accelerated filer, which means the market value of Company Stock that is held by nonaffiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which Twenty One Capital has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. The Company expects to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues is equal to or exceeds $100 million during such completed fiscal year and the market value of the Company’s Common Stock held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

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

The following macroeconomic factors and trends as they relate to Bitcoin may specifically impact our business:

●	Price of Bitcoin: Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. As of Closing, we had acquired Bitcoin, and may in the future acquire additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.

●	Awareness: The perception of Bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy.

●	Regulation: The global regulatory landscape for Bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.

●	Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.

●	Political Environment: Bitcoin has entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business.

●	Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence Bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like Bitcoin.

●	Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase Bitcoin adoption and integration into various financial systems. At the same time, we expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services.

Plan of Operations and Expected Revenue Sources

The Company anticipates revenue generation through the following key business lines in the initial period following the Business Combination:

●	Actively accumulating Bitcoin and managing its Bitcoin holdings: The Company’s Bitcoin accumulation and management strategy involves (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. The Company may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances as described “Business - Bitcoin Accumulation and Management Strategy”, (ii) enter into additional capital raising transactions pursuant to which its Bitcoin holdings serve as collateral, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoincentric financial services and products. While the Company expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

●	Commencing development of educational materials and branded content intended to drive increased institutional and retail investor Bitcoin literacy: Education and the Company’s branded content will be a central pillar of the Company’s mission to accelerate Bitcoin adoption and Bitcoin literacy at both institutional and retail levels. Shortly following the consummation of the Business Combination, the Company will create an education division that will commence the creation of high-quality content tailored for policymakers, institutional investors, financial advisors, corporations, and retail investors. With the accelerating institutional adoption of Bitcoin and digital assets and the growing demand for education that is both credible and brand-compatible, the Company will create and license modular educational content, produce branded video media, and act as the go-to content partner for major conferences, Web3 firms, and fintech institutions. The Company expects to build a dedicated content team and infrastructure capable of producing and distributing a broad range of educational materials. Although preparation of educational materials and branded content will commence shortly after the Closing, the timing of the deployment and commercialization of the educational and branded content will depend on a number of factors, including the Company’s determinations relating to operational conditions and optimal market demand for its content. The Company plans to create and monetize high-quality educational content through channels such as subscriptions, licensing fees for enterprises, and sponsored partnerships, which are expected to contribute to its revenue streams

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and the period from March 7, 2025 (inception) to June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 7, 2025 to June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$10,613,461	$399,082	$21,077,349	$399,082
Marketing and advertising	116,600	8,300	221,600	8,300
Total operating expenses	10,730,061	407,382	21,298,949	407,382
Loss from operations	(10,730,061)	(407,382)	(21,298,949)	(407,382)

Other (expense) income:
Interest expense	(1,333,003)	-	(2,640,555)	-
Interest income	224	-	489	-
Gain on disposal of digital asset	-	-	3,180
Change in fair value of digital assets	(401,476,433)	-	(1,249,295,396)	-
Total other (expense) income, net	(402,809,212)	-	(1,251,932,282)	-
Loss before provision for income taxes	(413,539,273)	(407,382)	(1,273,231,231)	(407,382)
Net loss	$(413,539,273)	$(407,382)	$(1,273,231,231)	$(407,382)

General and administrative

General and administrative expenses for the three months ended June 30, 2026 were $10,613,461 compared to $399,082 for the three months ended June 30, 2025. The $10,214,379 increase in general and administrative expenses mainly reflects an increase in stock based compensation and legal and other professional fees.

General and administrative expenses for the six months ended June 30, 2026 was $21,077,349 compared to $399,082 for the period from March 7, 2025 (inception) to June 30, 2025. The $20,678,267 increase in general and administrative expenses mainly reflects an increase in stock based compensation and legal and other professional fees.

Marketing and Advertising

Marketing and advertising expenses for the three months ended June 30, 2026 was $116,600 compared to $8,300 for the three months ended June 30, 2025. The $108,300 increase in marketing and advertising expenses mainly marketing such as investor awareness costs.

Marketing and advertising expenses for the six months ended June 30, 2026 was $221,600 compared to $8,300 for the period from March 7, 2025 (inception) to June 30, 2025. The $213,300 increase in marketing and advertising expenses mainly marketing such as investor awareness costs.

Interest expenses

Interest expenses of $1,333,003 and $2,640,555 for the three and six months ended June 30, 2026, respectively, comprises interest on the Convertible Notes and amortization of debt issuance costs.

Interest income

Interest income received on deposits at bank was $224 and $489 for the three and six months ended June 30, 2026, respectively.

Gain on disposal of digital asset

The gain on disposal of digital asset of $0 and $3,180 for the three and six months ended June 30, 2026, respectively, is a result of a payment made in 1 Bitcoin.

Change in fair value of digital assets

The change in fair value of digital assets of $401,476,433 and $1,249,295,396 for the three and six months ended June 30, 2026, respectively, is a result of a decrease in Bitcoin value from December 31, 2025 to June 30, 2026.

Bitcoin KPIs

We seek to increase BPS (defined below) by growing our Bitcoin holdings faster than the number of outstanding shares of Class A Common Stock through a combination of Bitcoin acquisitions and disciplined use of equity and credit markets.

To assess achievement of this strategy, we monitor and review the following Key Performance Indicators (“KPIs”):

●	Bitcoin Per Share (in Sats) (“BPS”) is a KPI that represents the ratio between our Bitcoin holdings and the number of outstanding shares of Class A Common Stock, expressed in terms of “Satoshis” or “Sats”. A “Satoshi” or a “Sat” is one one-hundred-millionth of one Bitcoin, currently the smallest indivisible unit of a Bitcoin. The Company measures BPS using outstanding shares of Class A Common Stock, excluding outstanding shares of Class B Common Stock, as Class B Common Stock carry no economic rights and are not entitled to receive dividends or distributions. As of June 30, 2026 and December 31, 2025, the Company had 346,807,836 and 346,548,153 shares of Class A Common Stock outstanding, respectively. The Company’s Form S-4 Registration Statement previously defined BPS using all outstanding shares of Pubco Stock, including Class B Common Stock. The Company has refined this definition to use only outstanding shares of Class A Common Stock because Class B Common Stock carries no economic rights and is not publicly tradable. The Company believes this revised definition more accurately reflects the Bitcoin exposure available to public equity investors.

●	Bitcoin Return Rate (“BRR”) represents the percentage change in BPS from the beginning of a period to the end of the period.

As of June 30, 2026 and December 31, 2025, the Company held 43,514 and 43,515 Bitcoin, respectively, and had 346,807,836 and 346,548,153 shares of Class A Common Stock outstanding, respectively, representing BPS (in Sats) of 12,547 and 12,557, respectively.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of June 30, 2026 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported a net loss of $413,539,273 and $1,273,231,231 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had an aggregate cash balance of $106,132,084, a net working capital of $110,571,694 and an accumulated deficit of $1,536,681,961.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Principal and Potential Sources of Liquidity

The Company received proceeds of $82,256,882 as a result of the Business Combination in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Business Combination. As of June 30, 2026, the fair value of digital asset holdings was $2,550,162,413. The combined value of cash and digital asset totaled $2,656,294,497 as of June 30, 2026.

We hold a significant digital asset position, which declined by $401,476,433 and $1,249,295,396 during the three and six months ended June 30, 2026, respectively, due to the decline in fair value of Bitcoin. While we classify our digital assets, net of current portion, as long-term, consistent with our bitcoin treasury approach, our significant bitcoin holdings, along with associated unrealized gains, may provide a potential source of liquidity if monetized. However, approximately 16,116 Bitcoin are held as collateral to the Convertible Notes. The Bitcoin that serves as collateral to the Convertible Notes cannot be used as a source of liquidity for the Company.

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

Further, historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our Bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Risks Related to the Business and Strategy of Twenty One Capital - Twenty One Capital’s Bitcoin holdings are less liquid than its cash and cash equivalents and may not be able to serve as a source of liquidity for Twenty One Capital.” in the “Risk Factors” section of the 2025 Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025, which was filed on March 31, 2026.

Short- and Long-term Liquidity Needs

As of June 30, 2026, our short-term and long-term liquidity needs include the following:

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

Cash flows for the six months ended June 30, 2026 and the period from March 7, 2025 (inception) to June 30, 2025:

	For the six months ended June 30, 2026	For the period from March 7, 2025 to June 30, 2025
Net cash (used in) generated by operating activities	$(11,570,849)	$-

Cash flows used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $11,570,849, and is primarily related to the net loss for the period, increase in prepaid and other current assets and a decrease in accounts payable and accrued expenses.

Critical Accounting Policies and Significant Management Estimates

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Digital Assets

As a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in accordance with ASC 820. Since the digital assets are traded on a 24-hour period, the Company utilizes the price as of midnight UTC time. Changes in fair value are recognized in change in fair value of digital assets, in other expense (income) on the statement of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a First In-First Out basis and are also recorded within gain on disposal of digital assets. Cryptocurrencies are classified as non-current assets because the Company intends to hold the coins past one year.

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

We are a smaller reporting company as defined by “Rule 12b-2” of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Material Weakness Over Financial Reporting

As of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination.

Notwithstanding the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and six months ended June 30, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report and described below, include the risk factors described in the “Risk Factors” section of the 2025 Form 10-K as of and for the period from March 7, 2025 (inception) to December 31, 2025, filed with the SEC on March 31, 2026, and in the Part II, “Item 1A, Risk Factors” of the First Quarter 2026 Form 10-Q as of and for the three months ended March 31, 2026. filed with the SEC on May 13, 2025. The risks described in our 2025 Form 10-K and First Quarter 2026 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows.

We may engage in transactions to acquire Elektron, a large-scale global Bitcoin mining platform. We currently have no binding commitments or agreements with respect to any such transaction, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that such transactions will be entered into or consummated and if consummated, how they may impact our results of operations.

The Company has previously announced its potential transactions or acquisitions involving Elektron. Raphael Zagury, our Chief Executive Officer and one of our Directors, is the Chief Executive Officer of the entity providing management services to Elektron, and accordingly may have a material financial interest in any such transaction that may differ from the interests of our shareholders. We currently have no binding commitments or agreements with respect to any such transaction, the transaction structure has not yet been agreed, and our Board of Directors has not evaluated or approved such transaction. If we determine to pursue any acquisition of Elektron, any such transaction would constitute related person transactions that would be subject to review and approval in accordance with our related person transaction policy and applicable provisions of the Texas Business Organizations Code. There can be no assurance that we will enter into or eventually consummate any such transaction. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Formation of Twenty One Capital (incorporated by reference to Exhibit 3.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on May 21, 2026).
3.2	Amended and Restated Bylaws of Twenty One Capital (incorporated by reference to Exhibit 3.2 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on May 21, 2026).
10.1(1)†	Independent Director Agreement between the Company and Paul Lalljie, dated June 5, 2026 (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on June 8, 2026).
10.2(1)†	Independent Director Agreement between the Company and Karl Olsoni, dated June 30, 2026 (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on June 30, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWENTY ONE CAPITAL, INC.

Date: August 11, 2026	By:	/s/ Raphael Zagury
Raphael Zagury
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Steven Meehan
Steven Meehan
Chief Financial Officer
(Principal Financial and Accounting Officer)