Form 10-Q
period 2026-09-30
Twenty One Capital, Inc.
filed 2026-11-13
CIK 2070457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2026, there were 346,659,785 shares of its Class A common stock, par value $0.01 per share and 215,736,011 shares of its Class B common stock par value $0.01 per share, issued and outstanding.

TWENTY ONE CAPITAL, INC.
i

Cautionary Note Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control) and others listed in this Report, in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025 (“2025 Form 10-K”), in the Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “First Quarter 2026 Form 10-Q”), in the Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Second Quarter 2026 Form 10-Q”), and in our other filings with the SEC may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

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
These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:
•financial results or strategies regarding the Company,
•statements regarding the anticipated benefits of the Business Combination,
•the assets held by the Company,
•the price and volatility of Bitcoin,
•Bitcoin’s growing prominence as a digital asset and as the foundation of a new financial system,
•the Company’s listing on the New York Stock Exchange,
•the macro and political conditions surrounding Bitcoin,
•the Company's planned business strategy, including its ability to manage its Bitcoin treasury, develop Bitcoin-related operating businesses and financial services, and identify and pursue potential strategic investments, partnerships and acquisitions,
•the Company’s ability to grow its Bitcoin per share, and Bitcoin return rate,
•the Company’s ability to give its shareholders Bitcoin exposure to participate in Bitcoin in the capital markets plans and use of proceeds as well as any potential future capital raises,
•objectives of management for future operations of the Company, including any potential transactions with Elektron,
•the upside potential and opportunity for investors,
•the Company’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends, and
•future financial condition and performance and expected financial impacts of the Business Combination.
The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to
ii

a number of factors, including those set forth in our 2025 Form 10-K and other SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report, our 2025 Form 10-K and other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
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
iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TWENTY ONE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$102,846	$117,703
Prepaid expenses and other current assets	5,416	379
Digital assets - current, at fair value	—	87
Total Current Assets	108,262	118,169
Other non-current assets	874	9,250
Digital assets, at fair value	3,643,080	3,799,458
Total Assets	$3,752,216	$3,926,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,309	$2,482
Total Current Liabilities	3,309	2,482
Convertible notes	484,654	484,327
Total Liabilities	487,963	486,809

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Class A Common Stock; $0.01 par value, 5,000,000,000 shares authorized; 346,878,276 shares and 346,548,153 shares issued and 346,651,416 shares and 346,548,153 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	3,469	3,465
Class B Common Stock; $0.01 par value, 500,000,000 shares authorized; 215,736,011 shares and 304,842,759 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,157	3,048
Additional paid-in capital	3,709,745	3,697,005
Treasury stock, at cost; 226,860 shares and no shares as of September 30, 2026 and December 31, 2025, respectively	(1,186)	—
Accumulated deficit	(449,932)	(263,450)
Total Stockholders’ Equity	3,264,253	3,440,068
Total Liabilities and Stockholders’ Equity	$3,752,216	$3,926,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 7, 2025 (inception) to September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$4,793	$581	$25,870	$980
Marketing and advertising	35	75	257	83
Total operating expenses	4,828	656	26,127	1,063
Loss from operations	(4,828)	(656)	(26,127)	(1,063)

Other (expense) income:
Interest expense	(1,340)	—	(3,981)	—
Interest income	—	—	—	—
Gain on disposal of digital asset	—	—	3	—
Change in fair value of digital assets	1,092,918	—	(156,377)	—
Total other (expense) income, net	1,091,578	—	(160,355)	—

Net income (loss)	$1,086,750	$(656)	$(186,482)	$(1,063)

Weighted average shares of Class A Common Stock, basic	346,708,512	570,886	346,679,242	570,886
Basic net income (loss) per Class A Common Stock	$3.13	$(1.15)	$(0.54)	$(1.86)
Weighted average shares of Class A Common Stock, diluted	381,777,427	570,886	346,679,242	570,886
Diluted net income (loss) per Class A Common Stock	$2.85	$(1.15)	$(0.54)	$(1.86)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30, 2026

	Class A		Class B		Treasury		Additional Paid-in	Accumulated	Total Stockholders’
	Common Stock		Common Stock		Stock
(Amounts in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2026	346,807,836	$3,468	215,736,011	$2,157	—	$—	$3,709,287	$(1,536,682)	$2,178,230
Stock-based compensation	—	—	—	—	—	—	897	—	897
Shares issued for vested restricted stock units	74,711	1	—	—	—	—	—	—	1
Tax withholding upon vesting of RSUs	(4,271)	—	—	—	—	—	(19)	—	(19)
Repurchase of vested unissued RSUs	—	—	—	—	—	—	(420)	—	(420)
Repurchase of Class A Common Stock	—	—	—	—	(226,860)	(1,186)	—	—	(1,186)
Net Income	—	—	—	—	—	—	—	1,086,750	1,086,750
Balance as of September 30, 2026	346,878,276	$3,469	215,736,011	$2,157	(226,860)	$(1,186)	$3,709,745	$(449,932)	$3,264,253
For the three months ended September 30, 2025

	Member’s		Class A		Class B			Additional Paid-in	Accumulated	Total Stockholders’
	Unit		Common Stock		Common Stock		Subscription
(Amounts in thousands, except share amounts)	Units	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2025	—	$—	570,886	$6	570,886	$6	$—	$—	$(219)	$(207)
Capital contribution from member	—	—	—	—	—	—	—	1,000	—	1,000
Net Loss	—	—	—	—	—	—	—	—	(656)	(656)
Balance as of September 30, 2025	—	$—	570,886	$6	570,886	$6	$—	$1,000	$(875)	$137

TWENTY ONE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30, 2026

	Class A		Class B		Treasury		Additional Paid-in	Accumulated	Total Stockholders’
	Common Stock		Common Stock		Stock
(Amounts in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2025	346,548,153	$3,465	304,842,759	$3,048	—	$—	$3,697,005	$(263,450)	$3,440,068
Stock-based compensation	—	—	—	—	—	—	13,041	—	13,041
Shares issued for vested restricted stock units	482,919	5	—	—	—	—	—	—	5
Tax withholding upon vesting of RSUs	(152,796)	(1)	—	—	—	—	(772)	—	(773)
Repurchase of vested unissued RSUs	—	—	—	—	—	—	(420)	—	(420)
Cancellation of Class B Common Stock	—	—	(89,106,748)	(891)	—	—	891	—	—
Repurchase of Class A Common Stock	—	—	—	—	(226,860)	(1,186)	—	—	(1,186)
Net Loss	—	—	—	—	—	—	—	(186,482)	(186,482)
Balance as of September 30, 2026	346,878,276	$3,469	215,736,011	$2,157	(226,860)	$(1,186)	$3,709,745	$(449,932)	$3,264,253

For the period from March 7, 2025 (inception) to September 30, 2025

	Member’s		Class A		Class B			Additional Paid-in	Accumulated	Total Stockholders’
	Unit		Common Stock		Common Stock		Subscription
(Amounts in thousands, except share amounts)	Units	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)
Balance as of March 7, 2025 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A Common Stock	534	—	—	—	—	—	(200)	200	—	—
Retroactive application of Business Combination (Note 4)	(534)	—	570,886	6	570,886	6	—	(200)	188	—
Subscription proceeds received	—	—	—	—	—	—	200	—	—	200
Capital contribution from member	—	—	—	—	—	—	—	1,000	—	1,000
Net Loss	—	—	—	—	—	—	—	—	(1,063)	(1,063)
Balance as of September 30, 2025	—	$—	570,886	$6	570,886	$6	$—	$1,000	$(875)	$137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	For the nine months ended September 30, 2026	For the period from March 7, 2025 (inception) to September 30, 2025
Cash flows from Operating Activities:
Net loss	$(186,482)	$(1,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of digital assets	(3)	—
Change in fair value of digital assets	156,377	—
Amortization of debt issuance cost	327	—
Amortization of Cantor Prepaid	3,751	—
Stock-based compensation	13,041	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(322)	—
Due to/from affiliate	—	(16)
Accounts payable and accrued expenses	60	687
Net cash used in operating activities	(13,251)	(392)

Cash flows from Financing Activities:
Repurchase of Class A Common Stock	(1,186)	—
Capital contribution from member	—	1,000
Repurchase of vested unissued RSUs	(420)	—
Proceeds received from contributed capital	—	200
Net cash (used in) provided by financing activities	(1,606)	1,200

Net change in cash and cash equivalents	(14,857)	808
Cash and cash equivalents - beginning of the period	117,703	—
Cash and cash equivalents - end of the period	$102,846	$808

Supplemental Cash flow information:
Interest paid	$2,527	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class A Common Stock in settlement of accrued compensation	$167	$—
Transfer of digital assets to prepaid expenses and other current assets	$91	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TWENTY ONE CAPITAL, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Twenty One Capital, Inc. (the “Company”) was incorporated in Texas on March 7, 2025. The Company is a Bitcoin-focused operating company that holds a significant Bitcoin treasury and is developing a platform intended to combine its Bitcoin holdings with Bitcoin-related operating businesses and financial services. The Company's strategy includes managing its Bitcoin treasury and evaluating opportunities to develop financial services and other business activities within the Bitcoin ecosystem, including through potential strategic investments, partnerships and acquisitions. The Company has four wholly owned subsidiaries: Twenty One Merger Sub D, Inc., CEP Sub A, Inc., CEP Sub B, Inc., and Twenty One Assets, Inc.
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
Note 2 - Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported net income of $1,087 million and a net loss of $186.5 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had an aggregate cash balance of $102.8 million and an accumulated deficit of $449.9 million.
The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs.
The Company received net proceeds of $82.3 million as a result of the Reverse Recapitalization in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Recapitalization.
Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the date the unaudited condensed consolidated financial statements are issued.
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required for annual financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and for the period from March 7, 2025 (inception) to December 31, 2025 and footnotes thereto filed with the SEC on March 31, 2026.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates. Significant estimates include assumptions made in the valuation of stock options and the fair value of digital assets.

Segment Information
Accounting Standard Codification (“ASC”) 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses general and administrative expenses, marketing and advertising expenses, and other expenses (income) and net income (loss) as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

The Company operates as a single operating segment; as such, all assets and operating expenses presented in the accompanying condensed consolidated financial statements are attributable solely to that segment and represent the entirety of the Company’s assets and operating expenses.

Digital Assets
As a result of the adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets, namely Bitcoin, held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price within the Company’s principal market in accordance with ASC 820. Changes in fair value are recognized in changes in fair value of digital assets, in other expense (income) on the unaudited condensed consolidated statements of operations. When the Company sells digital assets, gains or losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first in, first out basis and are also recorded within, gain on disposal of digital assets.
Digital assets are classified as current assets when the Company reasonably expects to sell or otherwise realize them in cash within twelve months of the balance sheet date. Digital assets that are not reasonably expected to be realized within that period are classified as noncurrent assets. The Company reassesses this classification at each reporting date.

Convertible Notes
The Company accounts for its convertible debt instruments in accordance with ASC 470, Debt (“ASC 470”), including any premiums or discounts. Debt issuance costs consist primarily of original issue discount (OID) and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities using effective interest method.

Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:
•Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis include digital assets. The carrying amounts of certain financial instruments, such as accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Net Income (Loss) per Share
Basic net income (loss) per share is calculated using the two-class method. Under the two-class method, basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive instruments. The weighted-average number of common shares outstanding during the period includes Class A common stock but is exclusive of Class B common stock as these shares have no economic or participating rights. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. For periods presented with net losses, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

Income Taxes
Income taxes are calculated by applying an estimated annual effective tax rate to year-to-date income (loss). At the end of each interim period, the estimated effective tax rate expected to be applicable for the full year is calculated. This method differs from that described in the Company’s income taxes policy footnote in the audited consolidated financial statements and related notes thereto for the period from March 7, 2025 ( inception) to December 31, 2025, which describes the Company’s annual significant income tax accounting policy and related methodology.

The Company's effective income tax rate for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026 and the period from March 7, 2025 (inception) to September 30, 2025 was 0%, which differs from the U.S. federal statutory rate of 21% primarily due to the change in the valuation allowance applied against the Company's net deferred tax assets, as well as state income taxes, non-deductible stock-based compensation, and other permanent differences. Because the Company maintains a full valuation allowance, the benefit of any additional deferred tax assets generated during the period is fully offset by a corresponding increase in the valuation allowance, resulting in zero net income tax expense.

Stock-Based Compensation
The Company measures and records the expense related to stock-based compensation awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock-based compensation with performance conditions, the Company records stock-based compensation expense when it is deemed probable that the performance condition will be met. Stock-based compensation expenses are included in general and administrative expense in the condensed consolidated statements of operations. For Restricted Stock Units (“RSUs”), the fair value of the stock-based compensation award is based on the closing price of the Company’s common stock on the date of the grant.

For stock options, the Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value. The Black-Scholes requires the use of subjective and complex assumptions, which determine the fair value of stock-based option awards including expected volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility is derived from a combination of the historical volatility of the Company's common stock and the historical volatilities of selected publicly traded peer companies over a period commensurate with the expected term of the award. The expected term of options granted was estimated using the simplified method due to the lack of sufficient historical experience under current grant terms. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the yield curve of a zero-coupon, U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. Dividend yield is based on the Company’s history and expected future actions. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company accounts for forfeitures of RSUs and stock options as they occur.

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 on January 1, 2026. The adoption did not have an impact on the Company’s unaudited condensed consolidated financial statements, as there were no conversions or other settlements of the Convertible Notes during the nine months ended September 30, 2026.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. As an emerging growth company that has elected the extended transition period, the Company expects to apply ASU 2023-09 in its annual financial statements for the year ending December 31, 2026. The Company is currently evaluating the impact of this ASU on its income tax disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270 and the form and content of interim financial statements and requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and disclosures.
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
On April 22, 2025, the Company and CEP also entered into subscription agreements (the “April Equity PIPE Subscription Agreements,” and, together with the Convertible Notes Subscription Agreements, the “April PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors” and together with the Convertible Note Investors, the “April PIPE Investors”), who have agreed to make a private investment in CEP by purchasing 20,000,000 CEP Class A Ordinary Shares (the “April Equity PIPE Shares”) for $200.0 million in the aggregate, which includes the value of an aggregate of 259.2396 Bitcoin (the “April In-Kind PIPE Bitcoin”) invested by certain April Equity PIPE Investors instead of cash (the “April Equity PIPE” and together with the Convertible Notes PIPE, the “April PIPE Investments”). The discrepancy from previously disclosed 347.6168 Bitcoin is due to a clerical error for an investor who had elected to subscribe in cash, not Bitcoin, at the time of signing its April Equity PIPE Subscription Agreement. At Closing, Tether contributed the difference of 88.3771 Bitcoin to the Company for a price of $7.5 million, being the subscription amount of the investor mentioned above. On June 19, 2025, CEP and the Company entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April PIPE Subscription Agreements and the Sponsor PIPE Subscription Agreement, the “PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors,” together with the April Equity PIPE Investors and the Convertible Note Investors, the “PIPE Investors”), pursuant to which CEP agreed to issue, and the June Equity PIPE Investors agreed to purchase, 7,857,143 CEP Class A ordinary shares (the “June Equity PIPE Shares”) for an aggregate purchase price of $165.0 million ($21.00 per share), which includes the value of an aggregate of 132.9547 Bitcoin (the “June In-Kind PIPE Bitcoin” and together with the April In-Kind PIPE Bitcoin, the “In-Kind PIPE Bitcoin”) invested by certain June Equity PIPE Investors instead of cash (the “June Equity PIPE,” together with the April Equity PIPE, the “Equity PIPEs,” and collectively with the Convertible Notes PIPE, the “PIPE Investments”). The April Equity PIPE Investors and June Equity PIPE Investors confirmed, at the time of entering into their respective subscription agreements, the amounts, if any, that they will contribute as In-Kind PIPE Bitcoin. At the Closing, the Company issued 20,000,000 shares of Class A Common Stock to the April Equity PIPE Investors and 7,857,143 shares of Class A Common Stock to the June Equity PIPE Investors.
Pursuant to the Business Combination Agreement, (i) Tether purchased 4,812.220927 Bitcoin (the “Initial PIPE Bitcoin”) for an aggregate purchase price of $458.7 million (the “Initial PIPE Net Proceeds”), being equal to the aggregate gross cash proceeds of the Initial Convertible Notes PIPE and the April Equity PIPE less a holdback of $52 million, and, at Closing, Tether sold the Initial PIPE Bitcoin to the Company for an amount equal to the Initial PIPE Net Proceeds, and (ii) Tether purchased 917.47360612 Bitcoin (the “Option PIPE Bitcoin”) for an aggregate purchase price of $99.5 million (the “Option PIPE Net Proceeds”), being equal to the gross proceeds of the Option Notes less a holdback of $0.5 million, and, at Closing, Tether sold the Option PIPE Bitcoin to the Company at a purchase price equal to the Option PIPE Net Proceeds, in exchange for additional shares of Class A Common Stock and Class B Common Stock.
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

The sale of the Initial PIPE Bitcoin, the Option PIPE Bitcoin and the June PIPE Bitcoin by Tether to the Company are referred to herein as the “PIPE Bitcoin Sale.” The Company paid $713.2 million and recorded a loss on the purchase of $61.2 million which was recorded as a loss on sale of derivatives on the condensed consolidated statement of operations for the period from March 7, 2025 (inception) to December 31, 2025.
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
Contemporaneously with the execution of the Business Combination Agreement, Tether, Bitfinex and Twenty One Assets entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which, immediately prior to the Closing, Tether and Bitfinex contributed to Twenty One Assets 24,500 Bitcoin and 7,000 Bitcoin, respectively, in exchange for an aggregate contribution of 31,500 Bitcoin (i) in the case of Tether, 208 Class A common membership interests of Twenty One Assets (“Twenty One Assets Class A Interests”) and 208 class B common membership interests of Twenty One Assets (“Twenty One Assets Class B Interests”), and (ii) in the case of Bitfinex, 59 Twenty One Assets Class A Interests and 59 Twenty One Assets Class B Interests.
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
On July 26, 2025, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement, which amends the Business Combination Agreement, among other things, to provide that the Additional PIPE Bitcoin Purchase Price used to determine the value of Tether’s contribution of the Additional PIPE to the Company at the Closing and the number of shares of Class A Common Stock and Class B Common Stock to be issued to Tether at the Closing in exchange for the sale of the Additional PIPE Bitcoin by Tether to the Company shall be $84.9 thousand, which is equal to the average Bitcoin price for the ten-day period ending April 21, 2025, the day prior to the date of the Business Combination Agreement (the “Signing Bitcoin Price”), rather than on the aggregate amount Tether paid to purchase the Additional PIPE Bitcoin.
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
Concurrently with the Closing, the Company and Tether entered into a Services Agreement, pursuant to which Tether agreed to provide, or cause to be provided, certain services to the Company and its subsidiaries in exchange for a services fee in the amount of $30.0 thousand per calendar quarter or such other amount as may be agreed by the parties thereto.
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

Transaction Proceeds
Upon closing of the Reverse Recapitalization, the Company received net proceeds of $82.3 million from the Reverse Recapitalization.
The following table reconciles the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the condensed consolidated statement of changes stockholders’ equity for the period from March 7, 2025 (inception) to December 31, 2025.

(Amounts in thousands)
Cash-trust and cash, net of redemptions	$106,014
Less: transaction costs paid	(23,757)
Net payout in Reverse Recapitalization	82,257

Add: Prepaid assets acquired	9,250
Reverse Recapitalization, net	$91,507
The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were:

CEP Class A common stock, outstanding prior to the Recapitalization	13,839,847
Less: Redemption of CEP Class A common stock	(1,596)
Class A common stock of CEP	13,838,251
CEP Class B common stock, outstanding prior to the Recapitalization	—
Reverse Recapitalization shares	13,838,251
Cancellation of Class B Common Stock	(10,000)
Shares issued in connection to PIPE subscriptions	27,857,143
Twenty One Capital, Inc. Shares	609,705,518
Common Stock immediately after the Recapitalization	651,390,912
The number of Twenty One Capital Inc.’s shares was determined as follows:

	Twenty One Assets Units	Twenty One Capital Inc. Shares
Class A Common Stock	267	304,852,759
Class B Common Stock	267	304,852,759
Total	534	609,705,518
In exchange, each unit of Twenty One Assets was converted into approximately 1,141,771 shares of the Company’s common stock.
Note 5 - Prepaid Expenses and Other Current Assets

(Amounts in thousands)	September 30, 2026	December 31, 2025
Cantor Prepaid	$4,625	$—
Prepaid insurance and other	791	379
Total	$5,416	$379
On April 23, 2025, the Company and CEP entered into a letter agreement (the “Letter Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”). Pursuant to the Letter Agreement, during the 24 months after April 23, 2025, the Company may engage CF&Co. to provide capital markets advisory or other non-financial advisory services up to $9.3 million. In return for these future services, the Company prepaid CF&Co. for those services at the close of the Reverse Recapitalization (the “Cantor Prepaid”) The Cantor Prepaid is recorded as a prepaid asset and amortized to general and administrative expenses. The services pursuant to the Letter Agreement commenced on December 8, 2025. On May 8, 2026, the Company and CEP entered into an amendment to the letter agreement (the “Amended Letter Agreement”) pursuant to which the term of the agreement was extended from April 23, 2027 to December 8, 2027. All other material terms of the Letter Agreement remain unchanged. For the three and nine months ended September 30, 2026, $1.2 million and $3.8 million, respectively, of the Cantor Prepaid was amortized and included in general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations. At September 30, 2026, the remaining balance of the Cantor Prepaid is $5.5 million, of which $4.6 million is recorded in prepaid and other current assets and $0.9 million is recorded as other non-current assets on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2025, none is recorded in prepaid and other current assets and $9.3 million is recorded as other non-current assets on the Company's audited condensed consolidated balance sheet.
Note 6 - Digital Assets
The following table presents the Company’s significant digital asset holdings as of September 30, 2026 and December 31, 2025:

(Amounts in thousands, except unit amounts)	September 30, 2026	December 31, 2025
Units and cost basis
Bitcoin (Units)	43,514	43,515
Cost basis	$3,692,815	$3,692,852

Fair value
Digital assets - Current	$—	$87
Digital assets - Non-current	3,643,080	3,799,458
Total fair value	$3,643,080	$3,799,545
The following table presents the Company’s significant movements in digital assets for the nine months ended September 30, 2026:

(Amounts in thousands, except unit amounts)	Number	Amount
Balance at December 31, 2025	43,515	$3,799,545
Disposal of digital assets	(1)	(91)
Gain on disposal of digital assets	—	3
Change in fair value	—	(156,377)
Outstanding at September 30, 2026	43,514	$3,643,080
The fair value of the Company’s Bitcoin holdings was determined based on quoted market price in the Company's principal market. As of September 30, 2026 and December 31, 2025, the market price of one Bitcoin was $83.7 thousand and $87.3 thousand, respectively. During the three months ended September 30, 2026, the gain on change in fair value of digital assets of $1,092.9 million and during the nine months ended September 30, 2026, the loss on change in fair value of digital assets of $156.4 million was included in other (expense) income, net on the accompanying unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company realized no gain and an immaterial gain, respectively, from the disposal of Bitcoin. The Bitcoin disposed of during the nine months ended September 30, 2026 consisted of 1 Bitcoin transferred on March 31, 2026 in connection with a vendor payment, with proceeds of approximately$0.1 million, representing the fair value at the date of transfer, and a cost basis of $37.3 thousand.
Since digital assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the digital asset.
Digital assets are not insured or protected under the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, with respect to its Bitcoin investment, the Company does not enjoy the protections of other assets covered by the FDIC or SIPC.
Note 7 - Convertible Notes
As outlined in Note 4, on April 22, 2025, the Company and CEP entered into subscription agreements (the “Convertible Notes Subscription Agreements”) with certain investors (the “Convertible Note Investors”), who have agreed to make a private investment in the Company by purchasing 1.0% convertible senior notes due 2030 (the “Convertible Notes”) with an aggregate principal amount of $340.2 million (the “Subscription Notes” and such subscription, the “Initial Convertible Notes PIPE” and together with the option for the Option Notes (as defined below), the exchange for the Exchange Notes (as defined below) and any issuance of the Engagement Letter Notes (as defined below), the “Convertible Notes PIPE”). Pursuant to the Convertible Notes Subscription Agreements, the Company granted the Convertible Note Investors an option to purchase up to an aggregate of $100.0 million additional principal amount of Convertible Notes (the “Option Notes”) at any time before May 22, 2025 (the “Option Period”) on a pro rata basis based on such Convertible Note Investor’s participation in the Initial Convertible Notes PIPE, which Option Notes were fully subscribed for by the Convertible Note Investors and the Sponsor (the “Option”). In connection therewith, on May 22, 2025, the Sponsor entered into a subscription agreement (the “Sponsor Convertible Notes Subscription Agreement”) on substantially the same terms as the Convertible Notes Subscription Agreements with respect to its pro rata allotment of the Option Notes. At the Closing, the Company issued $486.5 million of Convertible Notes to the Convertible Notes Investors and the Sponsor.
Concurrently with the signing of the Business Combination Agreement, (i) CEP, the Company and Cantor EP Holdings, LLC (the “Sponsor”) entered into the sponsor support agreement (as amended by Amendment No. 1 to Sponsor Support Agreement, dated as of June 25, 2025, the “Sponsor Support Agreement”), pursuant to which, among other matters described below, the Company and Sponsor agreed to enter into a Securities Exchange Agreement (the “Securities Exchange Agreement”) at Closing, pursuant to which Sponsor will exchange a number of its shares of Class A Common Stock as determined in accordance with the Securities Exchange Agreement (the “Exchange Shares”) in exchange for Convertible Notes (the “Exchange Notes”) equal in value to the product of (1) the total number of the Exchange Shares multiplied by (2) $10.00 per share, and (ii) the Company, CEP and CF&Co. entered into an engagement letter (as amended by the amendment thereto, dated as of June 25, 2025, the “PIPE Engagement Letter”), pursuant to which, among other matters, CF&Co. may receive Convertible Notes (the “Engagement Letter Notes”), such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement (as defined in Note 4), (ii) 1.5% of the gross proceeds received by the Company and CEP pursuant to the April PIPE Investments, subject to certain adjustments and (iii) $98,963 in additional consideration. At Closing, the Sponsor exchanged 4,630,000 shares of Class A Common Stock for Exchange Notes with an aggregate principal amount of $46,300,000 and CF&Co. did not receive any Engagement Letter Notes. With the inclusion of the Subscription Notes, Option Notes, Exchange Notes and Engagement Letter Notes, the total aggregate principal value of the Convertible Notes at the Closing of the Reverse Recapitalization was $486.5 million.
Convertible Note Investors have the right, at their option, during certain periods and upon the occurrence of certain conditions prior to the close of business on the second trading day immediately preceding the maturity date of the Convertible Notes, to convert any Convertible Note or portion thereof that is $1,000 or an integral multiple thereof, into cash, shares of Common Stock or a combination of cash and shares of Common Stock, as applicable, at an initial conversion rate of 72.0841 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes, determined based on the formula set forth in the Indenture, dated as of December 8, 2025, by and among the Company, Anchorage Digital Bank, N.A. and U.S. Bank Trust Company, National Association., as calculated at the Closing.
The Convertible Notes are accounted for as a single liability measured at amortized costs. The transaction costs of $2.2 million related to issuance of the Convertible Notes are capitalized to the carrying amount of the Convertible Notes and presented as a direct deduction from the debt liability. The transaction costs are amortized into expenses based on the effective interest rate method. Convertible Notes bear interest at 1.00% per year and the effective interest rate related to the Convertible Notes is 1.09%. For the three and nine months ended September 30, 2026, $1.2 million and $3.7 million of interest expense, respectively, and $0.1 million and $0.3 million of amortized debt issuance costs, respectively, are included in interest expense on the accompanying condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Convertible Notes balance of $484.7 million and $484.3 million, respectively, on the accompanying condensed consolidated balance sheets, includes $1.8 million and $2.2 million, respectively, of unamortized debt issuance costs. The Company paid $2.5 million of interest on the Convertible Notes during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, total unpaid interest expense of $1.4 million and $0.3 million, respectively, is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Convertible Notes are secured by approximately 16,116 Bitcoin pledged by the Company as collateral. These pledged Bitcoin are subject to the terms of the Convertible Notes and are not available for general corporate purposes or liquidity needs while serving as collateral. As of September 30, 2026, the fair value of the pledged Bitcoin was approximately $1.35 billion, based on the market price of $83.7 thousand per Bitcoin.

Note 8 - Fair Value Measurement
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(Amounts in thousands)	Total fair value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Digital Assets-Non- Current	$3,643,080	$3,643,080	$—	$—
Total	$3,643,080	$3,643,080	$—	$—

(Amounts in thousands)	Total fair value	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Digital Assets- Current	$87	$87	$—	$—
Digital Assets-Non- Current	3,799,458	3,799,458	—	—
Total	$3,799,545	$3,799,545	$—	$—

The estimated fair value of the Company’s cash and cash equivalents, and accounts payable and accrued liabilities, approximate their carrying values due to their high liquidity and relatively short maturity. The Convertible Notes are carried at amortized cost on the accompanying condensed consolidated balance sheets. As of September 30, 2026, the carrying amount of the Convertible Notes was $484.7 million, and their estimated fair value was approximately $453.7 million, based on the quoted market price of 93.25% of principal as of September 30, 2026. The estimated fair value of the Convertible Notes is classified within Level 1 of the fair value hierarchy, as it is based on quoted prices in an active market for identical instruments.
Note 9 - Stockholders’ Equity
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Class A Common Stock—The Company is authorized to issue 5,000,000,000 shares of Class A common stock with par value of $0.01 each. As of September 30, 2026 and December 31, 2025, there were 346,878,276 and 346,548,153 shares of Class A Common Stock issued, respectively, and 346,651,416 and 346,548,153 shares of Class A Common Stock outstanding, respectively.
Holders of Class A common stock are entitled to receive dividends and other distributions when, as and if declared by the Board of Directors from legally available funds. Subject to applicable law, upon liquidation, dissolution or winding up of the Company, holders of Class A common stock are entitled to receive the remaining assets available for distribution, ratably based on the number of shares of Class A common stock held, after satisfaction of the Company’s liabilities and subject to any preferential rights of holders of preferred stock. Class A common stock has no voting rights while any shares of Class B common stock remain outstanding. If no shares of Class B common stock remain outstanding, each share of Class A common stock automatically becomes entitled to one vote on all matters submitted to stockholders.

Class B Common Stock—The Company is authorized to issue 500,000,000 shares of Class B common stock with par value of $0.01 each. As of September 30, 2026 and December 31, 2025, there were 215,736,011 and 304,842,759 shares of Class B Common Stock issued and outstanding, respectively.
On May 19, 2026, pursuant to a sale and purchase agreement dated May 15, 2026 between Tether and SoftBank, SoftBank sold and transferred to Tether its holdings of 89,106,748 shares of Class A common stock, and the 89,106,748 Class B Common Stock held by SoftBank were canceled. Concurrent with the closing of the transaction, the Governance Agreement (see Note 4) was also terminated.
Each share of Class B common stock entitles its holder to one vote. Class B common stock has no rights to dividends or other distributions, including distributions upon liquidation, dissolution or winding up. Transfers of Class B common stock are restricted and permitted transfers must be accompanied by a corresponding transfer of paired Class A common shares. Transfers of paired Class A common shares other than in connection with a permitted transfer result of Class B common stock result in the automatic cancellation of the corresponding number of Class B common shares. Holders may also voluntarily forfeit shares of Class B common stock for no consideration, upon which those shares are canceled.

Treasury Stock—As of September 30, 2026 and December 31, 2025, the Company held 226,860 and no shares of Class A Common Stock in treasury, respectively.

Note 10 – Stock-Based Compensation
Stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recognized stock based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 7, 2025 (inception) to September 30,
(Amounts in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$897	$—	$13,041	$—

Stock-based equity awards are made up of time-based stock options, performance-based stock options, time-based RSUs, performance-based RSUs, and director awards which have no time or requisite service period. Of the total stock-based compensation expense for the three months ended September 30, 2026, approximately $0.5 million was related to time-based options, $0.1 million was related to the time-based RSUs, and $0.3 million was related to Director Awards. Of the total stock-based compensation expense for the nine months ended September 30, 2026, approximately $9.5 million was related to time-based options, $3.2 million was related to the time-based RSUs, and $0.3 million was related to Director Awards.

There was no expense recognized related to performance-based options and performance-based RSUs during the three and nine months ended September 30, 2026, as the performance conditions were not probable. As of September 30, 2026, unrecognized compensation cost related to unvested time-based stock options and time-based RSUs was $5.9 million which is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Options

On January 2, 2026, the Company amended the options award agreement with one of the officers, to increase the total number of options granted to this executive by 28,581 and transfer 796,951 performance-based awards to time based awards. The vesting period of 4 years and other terms of the amended grant agreement were unchanged. On January 2, 2026, the amendment resulted in a reduction in grant date fair value of the options of $4.0 million. The Company granted an additional 297,029 time-based options to an employee with vesting periods of 4 years and exercise price of $9.30 and expire in 10 years.

Restricted Stock Units

On April 9, 2026, the Company granted two RSU awards with both service-based and performance-based vesting conditions. The grant-date fair value of each award was based on the Company’s closing stock price of $6.64 per share on the grant date.
The first award consisted of 3,215,732 RSUs, of which 1,607,866 RSUs are subject to service-based vesting and 1,607,866 RSUs are subject to performance-based vesting. The service-based portion vests over a five-year period beginning April 1, 2025, with 321,573 RSUs vesting on the first anniversary of the vesting commencement date and the remaining 1,286,293 RSUs vesting in equal quarterly installments over the subsequent four years, subject to the recipient’s continued service. The performance-based portion vests upon achievement of specified performance criteria. On July 20, 2026, 1,205,900 unvested service-based RSUs and 1,607,866 performance-based RSUs under this award were forfeited. Of the vested service-based RSUs, 80,393 vested but unissued RSUs were settled in cash for $0.4 million. Additionally, the 201,706 shares of Class A Common Stock previously issued on April 10, 2026, net of tax withholding, were subsequently repurchased by the Company on August 6, 2026.

The second award consisted of 248,619 RSUs, including 204,223 service-based RSUs and 44,396 performance-based RSUs. The service-based portion vests over a four-year period beginning April 1, 2025, with 25% of the service-based RSUs vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting in equal quarterly installments over the subsequent three years, subject to the recipient’s continued service. The performance-based portion vests upon achievement of specified performance criteria.
Director Share Awards

During the three months ended September 30, 2026, the Company issued initial equity awards of 61,948 Class A Common Stock to its independent directors, with a grant-date fair value of $0.3 million. The shares vest immediately and the related compensation expense was recognized in full on the respective grant dates within general and administrative expenses.

Separation of Former Chief Executive Officer

In connection with the departure of Jack Mallers, the Company’s former Chief Executive Officer (the “Former CEO” ), the Company entered into the separation agreement and release, dated July 20, 2026 (“the Separation Agreement”) with the Former CEO. Pursuant to the Separation Agreement, the Former CEO became entitled to receive or retain, as applicable, (i) a cash payment equal to the final $50,000 fixed remuneration payment for July 2026, less applicable taxes, (ii) a cash payment of $0.4 million, less applicable taxes, in settlement of the Former CEO’s 80,393 vested unissued time-based restricted stock units, (iii) a cash payment of $1.2 million in consideration for the repurchase of 226,860 shares of Class A Common Stock previously delivered to the Former CEO in settlement of vested time-based restricted stock units and in connection with the payment of his 2025 annual bonus, less certain taxes, and (iv) 1,522,407 vested stock options to purchase Class A Common Stock with an exercise price of 14.43 per share, which the Former CEO may exercise during the 90-day period following the separation date of July 20, 2026 ( the “Separation Date”) in accordance with the terms of the applicable award agreement. All stock options and restricted stock units previously granted to the Former CEO that were unvested as of the Separation Date, consisting of 1,205,900 unvested service-based RSUs, 1,607,866 performance-based RSUs and 10,656,861 options were forfeited for no consideration in accordance with their terms.

On August 6, 2026, pursuant to the Separation Agreement, the Company repurchased 226,860 shares of Class A Common Stock previously delivered to the Former CEO, consisting of 201,706 shares, net of tax, delivered on April 10, 2026 in settlement of vested time-based restricted stock units and 25,154 shares, net of tax, delivered on April 10, 2026 in connection with the payment of his 2025 annual bonus, at a price of $5.23 per share, for aggregate consideration of $1.19 million, consisting of a cash payment of $1.15 million and $0.04 million of taxes not previously withheld on the shares delivered in connection with his 2025 annual bonus. The repurchased shares are held as treasury stock, recorded at cost
Note 11 - Commitments and Contingencies
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

The Company may from time to time be involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a material adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows.
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

As of September 30, 2026 and December 31, 2025, there were no cash equivalents. Cash accounts in a financial institution may at times exceed the Federal Deposit Insurance Corporation limit (“FDIC limit”) of $250,000. Any loss incurred or a lack of access to funds held at financial institutions could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. As of September 30, 2026, the Company had an aggregate cash balance of $102.8 million, of which $0 is in excess of FDIC limit. At December 31, 2025, the Company had an aggregate cash balance of $117.7 million, of which $0.1 million is in excess of FDIC limit.

Note 12 - Net Income (Loss) per Share

The Company has two classes of common stock outstanding, Class A Common Stock and Class B Common Stock. Basic net income (loss) per share attributable to Class A Common Stock is computed by dividing net income (loss) attributable to Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Class B Common Stock does not have economic rights, including rights to participate in earnings or losses, and therefore is excluded from the computation of basic and diluted net income (loss) per share. Diluted net income (loss) per share reflects the potential dilution from the Convertible Notes, computed using the if-converted method, and from stock options and unvested restricted stock units, computed using the treasury stock method, when such securities are dilutive.

The weighted average shares of Class A Common Stock for the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025 reflect the retroactive application of the Reverse Recapitalization (see Note 4). Shares of Class A Common Stock repurchased and held in treasury are excluded from weighted average shares outstanding from the date of repurchase.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 7, 2025 (inception) to September 30,
(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,086,750	$(656)	$(186,482)	$(1,063)

Denominator:
Weighted average shares of Class A Common Stock, basic	346,708,512	570,886	346,679,242	570,886

Basic net income (loss) per share of Class A Common Stock	$3.13	$(1.15)	$(0.54)	$(1.86)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,086,750	$(656)	$(186,482)	$(1,063)
Add: interest expense on Convertible Notes, net of tax	1,340	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$1,088,090	$(656)	$(186,482)	$(1,063)

Denominator:
Weighted average shares of Class A Common Stock, basic	346,708,512	570,886	346,679,242	570,886
Dilutive effect of Convertible Notes	35,068,915	—	—	—
Weighted average shares of Class A Common Stock, diluted	381,777,427	570,886	346,679,242	570,886

Diluted net income (loss) per share of Class A Common Stock	$2.85	$(1.15)	$(0.54)	$(1.86)

For the nine months ended September 30, 2026, the Company’s diluted weighted average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position, and no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. For the three months ended September 30, 2026, the Company reported net income, and diluted net income per share was computed using the if-converted method for the Convertible Notes and the treasury stock method for stock options and unvested restricted stock units. The Convertible Notes were dilutive for the three months ended September 30, 2026; accordingly, interest expense on the Convertible Notes of $1.3 million, consisting of contractual interest of $1.2 million and amortization of debt issuance costs of $0.1 million, with no related income tax effect, was added back to net income, resulting in diluted net income of $1,088.1 million, and 35,068,915 shares of Class A Common Stock issuable upon conversion of the Convertible Notes were added to the weighted average shares outstanding, resulting in diluted weighted average shares of 381,777,427 shares of Class A Common Stock. Stock options (both time-based and performance-based) and unvested restricted stock units were anti-dilutive for the three months ended September 30, 2026 because the average market price of the Company’s Class A Common Stock of $5.47 for the period was below the exercise prices of the stock options and below the unrecognized compensation cost per unvested restricted stock unit. Performance-based stock options and restricted stock units are contingently issuable and are excluded from the computation of diluted net income (loss) per share because the performance conditions were not met as of September 30, 2026. For the three months ended September 30, 2025 and the period from March 7, 2025 (inception) to September 30, 2025, there were no potentially dilutive securities outstanding.

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive or, for performance-based awards, because the performance conditions had not been met:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Shares issuable upon conversion of Convertible Notes	—	35,068,915
Stock options (both time-based and performance-based)	2,218,735	2,218,735
Performance-based restricted stock units	44,396	44,396
Unvested time-based restricted stock units	140,405	140,405
Total	2,403,536	37,472,451

Stock options in the table above include 1,522,407 vested stock options retained by the Former CEO under the Separation Agreement. Performance-based restricted stock units represent the performance-based portion of the second April 9, 2026 award; the performance-based restricted stock units under the first April 9, 2026 award were forfeited on July 20, 2026 in connection with the Former CEO’s separation.
Note 13 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 18, 2026, the 90-day post-separation exercise period ended for the 1,522,407 vested stock options held by the Former CEO (see Note 10), and the options expired unexercised.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the period from March 7, 2025 (inception) to December 31, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.
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
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Twenty One Capital, Inc.”, “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Twenty One Capital, Inc. and its consolidated subsidiaries (ii) prior to the Business Combination, operations of Twenty One Assets, LLC and Twenty One Capital, Inc. combined and its consolidated subsidiaries.
Overview
Twenty One Capital, Inc. (the “Company”) is a Bitcoin-focused operating company that seeks to provide shareholders with exposure to Bitcoin through the capital markets while developing Bitcoin-related operating businesses and financial services. The Company holds a significant Bitcoin treasury and intends to leverage its Bitcoin holdings, capital markets access and strategic relationships to pursue opportunities within the Bitcoin ecosystem.

The Company's business strategy is focused on maintaining and managing its Bitcoin treasury while developing a Bitcoin-focused operating platform that may include financial services and other Bitcoin-related business activities. The Company intends to evaluate opportunities to deploy its capital and Bitcoin holdings in support of these initiatives, including potential strategic investments, partnerships and acquisitions. The development and implementation of these initiatives will depend on market conditions, regulatory considerations, available capital and other factors, and there can be no assurance that any particular initiative will be successfully implemented.

The Company has previously announced an overview of its operating strategy centered on potential acquisition involving Elektron Energy Operations Limited and related operations (collectively, doing business as Elektron), and that the Company is no longer pursuing the acquisition of Strike. We currently have no binding commitments or agreements with respect to the acquisition of Elektron, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that we will eventually enter into or consummate any acquisitions, or that if we do consummate such acquisitions, that they will achieve the intended benefits. See "We may engage in transactions to acquire Elektron, a large-scale global Bitcoin mining platform. We currently have no binding commitments or agreements with respect to any such transaction, nor has any such transaction been evaluated or approved by our Board of Directors. There can be no assurance that such transactions will be entered into or consummated and if consummated, how they may impact our results of operations” under “Item 1A, Risk Factors” in the Part II of our Second Quarter 2026 Form 10-Q. These transactions, if we determine to pursue them, will be evaluated in accordance with the relevant provisions of the Texas Business Organizations Code and our related person transaction policy.
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
The following macroeconomic factors and trends as they relate to Bitcoin may specifically impact our business:
•Price of Bitcoin: Our business is heavily dependent on the price of Bitcoin, which has historically experienced significant volatility. As of Closing, we had acquired Bitcoin, and may in the future acquire additional Bitcoin through at-market purchases to build our strategic reserve of Bitcoin. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), Bitcoin is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of Bitcoin may significantly impact our results of operations.
•Awareness: The perception of Bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy.
•Regulation: The global regulatory landscape for Bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.
•Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.
•Political Environment: Bitcoin has entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business.
•Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence Bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like Bitcoin.
•Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase Bitcoin adoption and integration into various financial systems. At the same time, we expect competition to further intensify in the future. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services.
Plan of Operations and Expected Revenue Sources
The Company anticipates revenue generation through the following key business lines in the initial period following the Business Combination:
•Actively accumulating Bitcoin and managing its Bitcoin holdings: The Company’s Bitcoin accumulation and management strategy involves (i) the acquisition of Bitcoin (from initial investments, debt and equity financings, and operating cash flows in excess of operating expenses) according to a discretionary, macro-driven investment thesis, (ii) active management of its Bitcoin holdings, subject to market conditions and other factors, and (iii) the issuance of debt or equity securities or other capital raising transactions, from time to time, subject to market conditions and other factors, with the objective of generating proceeds to be used for the purchase of Bitcoin and other operating expenses. The Company may, from time to time, subject to market conditions and other factors, (i) sell Bitcoin under exceptional circumstances, (ii) enter into additional capital raising transactions pursuant to which its Bitcoin holdings serve as collateral, and (iii) consider the pursuit of strategies which monetize or otherwise utilize its Bitcoin holdings to generate funds or income streams through the development and commercialization of Bitcoincentric financial services and products. While the Company expects to allocate the majority of its available treasury capital into Bitcoin over time, it retains flexibility to manage liquidity and operations prudently.

•Developing and acquiring Bitcoin-related operating businesses: The company intends to evaluate opportunities to develop or acquire Bitcoin-related operating businesses, including financial services and other business activities within the Bitcoin ecosystem. These opportunities may be pursued through internal development, strategic investments, partnerships or acquisitions. Revenue sources would depend on the nature of the businesses developed or acquired and the products and services offered. The timing and implementation of these initiatives will depend on market conditions, regulatory considerations, available capital and other factors. There can be no assurance that any particular initiative or acquisition will be pursued or completed, or that any business developed or acquired will generate revenue or achieve the intended benefits.
Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and the period from March 7, 2025 (inception) to September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 7, 2025 (inception) to September 30,
(Amounts in thousands)	2026	2025	2026	2025
Operating expenses:
General and administrative	$4,793	$581	$25,870	$980
Marketing and advertising	35	75	257	83
Total operating expenses	4,828	656	26,127	1,063
Loss from operations	(4,828)	(656)	(26,127)	(1,063)

Other (expense) income:
Interest expense	(1,340)	—	(3,981)	—
Interest income	—	—	—	—
Gain on disposal of digital asset	—	—	3	—
Change in fair value of digital assets	1,092,918	—	(156,377)	—
Total other (expense) income, net	1,091,578	—	(160,355)	—
Income (loss) before provision for income taxes	1,086,750	(656)	(186,482)	(1,063)
Net income (loss)	$1,086,750	$(656)	$(186,482)	$(1,063)
General and administrative
General and administrative expenses for the three months ended September 30, 2026 were $4.8 million compared to $0.6 million for the three months ended September 30, 2025. The $4.2 million increase in general and administrative expenses mainly reflects stock-based compensation expense of $0.9 million, amortization of the Cantor Prepaid of $1.2 million, legal, audit, accounting and other professional fees of $1.1 million and insurance expense of $0.5 million incurred during the three months ended September 30, 2026.

General and administrative expenses for the nine months ended September 30, 2026 was $25.9 million compared to $1.0 million for the period from March 7, 2025 (inception) to September 30, 2025. The $24.9 million increase in general and administrative expenses mainly reflects stock-based compensation expense of $13.0 million, amortization of the Cantor Prepaid of $3.8 million, legal, audit, accounting and other professional fees of $3.8 million and insurance expense of $1.6 million incurred during the nine months ended September 30, 2026.

Marketing and Advertising
Marketing and advertising expenses for the three months ended September 30, 2026 was $0.04 million compared to $0.08 million for the three months ended September 30, 2025. The $0.04 million decrease in marketing and advertising expenses reflects a temporary redirection of marketing efforts.

Marketing and advertising expenses for the nine months ended September 30, 2026 was $0.26 million compared to $0.08 million for the period from March 7, 2025 (inception) to September 30, 2025. The $0.18 million increase in marketing and advertising expenses is mainly marketing such as investor awareness costs.

Interest expenses
Interest expenses of $1.3 million and $4.0 million for the three and nine months ended September 30, 2026, respectively, comprises interest on the Convertible Notes and amortization of debt issuance costs.

Interest income

Interest income received on deposits at bank was an immaterial amount for both the three and nine months ended September 30, 2026.

Gain on disposal of digital asset

The gain on disposal of digital asset was none for the three months ended September 30, 2026. The gain on disposal of digital asset was an immaterial amount for the nine months ended September 30, 2026, as a result of a payment made in 1 Bitcoin.

Change in fair value of digital assets

The change in fair value of digital assets was a gain of $1,092.9 million for the three months ended September 30, 2026, as a result of an increase in Bitcoin value from June 30, 2026 to September 30, 2026, and a loss of $156.4 million for the nine months ended September 30, 2026, as a result of a decrease in Bitcoin value from December 31, 2025 to September 30, 2026.
Bitcoin KPIs
We seek to increase BPS (defined below) by growing our Bitcoin holdings faster than the number of outstanding shares of Class A Common Stock through a combination of Bitcoin acquisitions and disciplined use of equity and credit markets.
To assess achievement of this strategy, we monitor and review the following Key Performance Indicators (“KPIs”):
•Bitcoin Per Share (in Sats) (“BPS”) is a KPI that represents the ratio between our Bitcoin holdings and the number of outstanding shares of Class A Common Stock, expressed in terms of “Satoshis” or “Sats”. A “Satoshi” or a “Sat” is one one-hundred-millionth of one Bitcoin, currently the smallest indivisible unit of a Bitcoin. The Company measures BPS using outstanding shares of Class A Common Stock, excluding outstanding shares of Class B Common Stock, as Class B Common Stock carry no economic rights and are not entitled to receive dividends or distributions. As of September 30, 2026 and December 31, 2025, the Company had 346,651,416 and 346,548,153 shares of Class A Common Stock outstanding, respectively. The Company’s Form S-4 Registration Statement previously defined BPS using all outstanding shares of Pubco Stock, including Class B Common Stock. The Company has refined this definition to use only outstanding shares of Class A Common Stock because Class B Common Stock carries no economic rights and is not publicly tradable. The Company believes this revised definition more accurately reflects the Bitcoin exposure available to public equity investors.

•Bitcoin Return Rate (“BRR”) represents the percentage change in BPS from the beginning of a period to the end of the period.
As of September 30, 2026 and December 31, 2025, the Company held 43,514 and 43,515 Bitcoin, respectively, and had 346,651,416 and 346,548,153 shares of Class A Common Stock outstanding, respectively, representing BPS (in Sats) of 12,553 and 12,557, respectively.

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
When we use these KPIs, management takes into account the various limitations of these metrics, including that:
•The KPIs do not take into account that our assets, including our Bitcoin, are subject to all of our existing and future liabilities, including our debt, and that such claims rank senior to those of our common equity; therefore holders of such excluded instruments may have claims on our assets (including Bitcoin) senior to those of holders of common stock in the event of our liquidation, and as a result the additional Bitcoin acquired using proceeds from the sale of such instruments may not accrete to our stockholders;
•BPS and BRR are not, and should not, be understood as financial performance, valuation or liquidity measures. BPS does not represent (i) our ability to satisfy our financial obligations, or (ii) our book value per share. Ownership of a share of our common stock does not represent an ownership interest in the Bitcoin held by us; and
•BRR is not a measure of the return on investment our shareholders may have achieved historically or can achieve in the future by purchasing our stock, or a measure of income generated by our operations or our Bitcoin holdings, return on investment on our Bitcoin holdings, or any other similar financial measure of the performance of our business or assets.
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
Investors should rely on the financial statements and other disclosures contained in our SEC filings. In particular, as a result of the adoption of ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), crypto assets held for investment are initially recorded at cost and are subsequently remeasured at fair value as of each reporting period. The fair value of digital assets is measured using the period-end closing price in the Company’s principal market in accordance with ASC 820. Changes in fair value are recognized in change in fair value of digital assets, within other expense (income) on the consolidated statement of operations. As a result, we may incur unrealized gain or loss on digital assets based on changes in the market price of Bitcoin during a period, which would not be reflected in BPS or BRR.
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
Liquidity and Capital Resources
The unaudited condensed consolidated financial statements as of September 30, 2026 have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company reported net income of $1,087 million and a net loss of $186.5 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had an aggregate cash balance of $102.8 million and an accumulated deficit of $449.9 million.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the date these unaudited condensed consolidated financial statements are issued.

Principal and Potential Sources of Liquidity

The Company received net proceeds of $82.26 million as a result of the Business Combination in December 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Business Combination. As of September 30, 2026, the fair value of digital asset holdings was $3,643.08 million. The combined value of cash and digital asset totaled $3,745.93 million as of September 30, 2026.

We hold a significant digital asset position, which increased by $1,092.9 million during the three months ended September 30, 2026 due to the increase in fair value of Bitcoin, and declined by $156.38 million during the nine months ended September 30, 2026 due to the decline in fair value of Bitcoin. While we classify our digital assets, net of current portion, as long-term, consistent with our bitcoin treasury approach, our significant bitcoin holdings, along with associated unrealized gains, may provide a potential source of liquidity if monetized. However, approximately 16,116 Bitcoin are held as collateral to the Convertible Notes. The Bitcoin that serves as collateral to the Convertible Notes cannot be used as a source of liquidity for the Company.

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
Short- and Long-term Liquidity Needs
As of September 30, 2026, our short-term and long-term liquidity needs include the following:

•Short-term Liquidity. Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, interest payments on our Convertible Notes and contractual obligations due within the next twelve months.
•Long-Term Liquidity. Beyond the next 12 months, our long-term cash needs are primarily for obligations related to our long-term debt. Assuming the outstanding Convertible Notes are not converted into Class A Common Stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $4.9 million in each calendar year in connection with the Convertible Notes and (ii) principal for the Convertible Notes upon maturity, for a total of $486.5 million, will be payable under the terms of the Convertible Notes. Refer to Note 7 - Convertible Notes Payable in the notes to our unaudited condensed consolidated financial statements, for further information.
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
Cash flows for the nine months ended September 30, 2026 and the period from March 7, 2025 (inception) to September 30, 2025:

	For the nine months ended September 30, 2026	For the Period from March 7, 2025 (inception) to September 30,
(Amounts in thousands)
Net cash (used in) generated by operating activities	$(13,251)	$(392)
Net cash (used in) provided by financing activities	$(1,606)	$1,200
Cash flows used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $13.25 million, and is primarily related to the net loss for the period, adjusted for non-cash items, an increase in prepaid and other current assets, partially offset by an increase in accounts payable and accrued expenses. The Company’s primary cash outflows related to interest expense from the convertible notes and general and administrative expenses including salaries, legal and other professional fees and insurance. Net cash used in operating activities for the period from March 7, 2025 (inception) to September 30, 2025 was $0.39 million.

Cash flows from financing activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $1.61 million, related to the repurchase of 226,860 shares of Class A Common Stock from our former Chief Executive Officer pursuant to the Separation Agreement, cash settlement of RSUs and payment of taxes related to net settlement of RSUs. Net cash provided by financing activities for the period from March 7, 2025 (inception) to September 30, 2025 was $1.20 million, consisting of capital contributions.
Critical Accounting Policies and Significant Management Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the period from March 7, 2025 (inception) to December 31, 2025, which are included in our 2025 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Bitcoin market price risk
Our Bitcoin treasury assets will be measured using observed prices from active exchanges which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through “change in fair value of digital assets” within other (expense) income on the statements of operations. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our digital assets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, which includes our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness in our internal control over financial reporting.
Material Weakness Over Financial Reporting
As of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to technical accounting of Restricted Stock Units and the accounting of the PIPE Bitcoin Sale related to the Business Combination.
Notwithstanding the material weakness, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results for the three and nine months ended September 30, 2026 in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.
Remediation Plan for the Material Weakness
As previously disclosed in Item 9A of our 2025 Form 10-K, to remediate the material weakness related to the accounting of Restricted Stock Units and the accounting for the PIPE Bitcoin Sale, management will continue to work closely with its accounting advisors with appropriate technical expertise in U.S. GAAP and SEC reporting to improve the consistency and accuracy of financial data and reporting processes. Management will continue to monitor the effectiveness of the remediation efforts. However, the material weakness will not be considered fully remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report include the risk factors described in the “Risk Factors” section of the 2025 Form 10-K as of and for the period from March 7, 2025 (inception) to December 31, 2025, filed with the SEC on March 31, 2026, and in the Part II, “Item 1A, Risk Factors” of the First Quarter 2026 Form 10-Q as of and for the three months ended March 31, 2026, filed with the SEC on May 13, 2026, and in the Part II, “Item 1A, Risk Factors” of the Second Quarter 2026 Form 10-Q as of and for the three and six months ended June 30, 2026, filed with the SEC on August 11, 2026. The risks described in our 2025 Form 10-K, First Quarter 2026 Form 10-Q and Second Quarter 2026 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	—	$—	—	—
August 1 - 31, 2026 (1)	226,860	5.23	—	—
September 1 - 30, 2026	—	—	—	—
Total	226,860	$5.23	—	—
(1) The Company repurchased 226,860 shares of Class A Common Stock pursuant to the Separation Agreement at a purchase price of $5.23 per share, for aggregate consideration of $1,186,478. This repurchase was not made pursuant to a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Separation Agreement and Release between the Company and Jack Mallers, dated July 20, 2026 (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on July 21, 2026).

10.2
Employment Agreement between the Company and Raphael Zagury, dated July 20, 2026 (incorporated by reference to Exhibit 10.2 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on July 21, 2026).

10.3(1)†
Independent Director Agreement between the Company and David J. Goldschmidt, dated September 8, 2026 (incorporated by reference to Exhibit 10.1 to Twenty One Capital’s Current Report on Form 8-K filed with the SEC on September 9, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
(1)Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.
†Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWENTY ONE CAPITAL, INC.

Date: November 13, 2026	By:	/s/ Raphael Zagury
Raphael Zagury
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Steven Meehan
Steven Meehan
Chief Financial Officer
(Principal Financial and Accounting Officer)